Form 10-Q
period 1995-06-30
BANCALABAMA INC
filed 1995-08-11
CIK 814575

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                           ---------------------

                                 FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1995

                                    OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to

                        ---------------------------
                      COMMISSION FILE NUMBER 33-14391
                        --------------------------

                             BANCALABAMA, INC.
          (Exact name of registrant as specified in its charter)

                                 DELAWARE
                      (State or other jurisdiction of
                      incorporation or organization)

                                63-0945419
                   (I.R.S. Employer Identification No.)

                               P.O. BOX 293
                            HUNTSVILLE, ALABAMA
                 (Address of principal executive offices)

                                   35804
                                (Zip Code)

                               (205)533-5548
           (Registrant's telephone number, including area code)

                              NOT APPLICABLE
(Former name, former address and former fiscal year of registrant, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes /X/     No / /

The number of shares outstanding of each of the issuer's classes of common stock was 613,122 shares of common stock, par value $1.00, at June 30, 1995.

                     BANCALABAMA, INC., AND SUBSIDIARY
                                 FORM 10-Q
                                   INDEX

                                                                PAGE
PART I.   FINANCIAL INFORMATION                                NUMBER
                                                               ------

Item 1.   Financial Statements

     Consolidated Balance Sheets as of
     June 30, 1995 and December 31, 1994                          3

     Consolidated Statements of Operations
     for the Six Months Ended June 30,
     1995 and 1994                                                5

     Consolidated Statements of Operations
     for the Three Months Ended June 30,
     1995 and 1994                                                6

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30,
     1995 and 1994                                                7

     Notes to Consolidated Financial Statements                   8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          10

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings                                      15
Item 2.   Change in Securities                                   15
Item 3.   Defaults Upon Senior Securities                        15
Item 4.   Submission of Matters to a Vote of Security Holders    15
Item 5.   Other Information                                      15
Item 6.   Exhibits and Reports on Form 8-K                       15

                         BANCALABAMA, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                    (Unaudited)

                                                  June 30, 1995  December 31, 1994
                                                  -------------  -----------------


          ASSETS

Cash and Due From Banks                           $ 4,730,296    $ 5,096,029
                                                  -----------    -----------

Earning Assets

  Federal Funds Sold                              $ 6,416,000    $        -

  Securities Available-for-Sale, at market
   value, cost of $13,890,072 and $9,087,706
   in 1995 and 1994, respectively                  13,758,787      8,410,358

  Loans, net of unearned interest                  53,705,729     47,211,802
   Less: Allowance for loan losses                   (602,364)      (505,125)
                                                   -----------    -----------

     Net Loans                                    $53,103,365    $46,706,677
                                                  -----------    -----------
    Total Earning Assets                          $73,278,152    $55,117,035


Bank Premises and Equipment, net                    3,569,412      3,464,015

Accrued Interest Receivable                           812,363        649,987

Other Real Estate and Other Loan Assets               309,165         81,805

Deferred Income Tax Benefit                           102,000        207,000

Other Assets                                          629,956        694,663
                                                  -----------    -----------
     Total Assets                                 $83,431,344    $65,310,534
                                                  ===========    ===========



See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)

                                                               June 30, 1995    December 31, 1994
                                                               -------------    -----------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits and Interest Bearing Liabilities
  Demand deposits - regular                                    $11,712,491      $ 9,973,389
  Demand deposits - interest bearing                            29,637,127       22,241,500
  Savings deposits                                               2,706,369        2,514,937
  Time deposits, $100,000 and over                               8,313,315        3,482,370
  Other time deposits                                           23,927,823       17,933,744
                                                               -----------      -----------

     Total Deposits                                            $76,297,125      $56,145,940

Federal Funds Purchased                                                  -        2,980,000
Long-Term Debt                                                     896,298          931,581
                                                               -----------      -----------

     Total Deposits and Interest Bearing Liabilities           $77,193,423      $60,057,521

Accrued Expenses and Other Liabilities                             500,351          267,765
                                                               -----------      -----------
     Total Liabilities                                         $77,693,774      $60,325,286
                                                               -----------      -----------

Stockholders' Equity
  Preferred Stock, par value $1.00 per share,
   500,000 authorized, none issued and outstanding             $         -      $         -
  Common Stock, par value $1.00 per share, 2,000,000
   authorized and 613,122 shares issued and outstanding            613,122          613,122
Additional Paid-in-Capital                                       5,434,025        5,434,025
Unrealized Loss on Securities Available-for-Sale                  (131,285)        (677,348)
Accumulated Deficit                                               (178,292)        (384,551)
                                                               ------------     -----------

     Total Stockholders' Equity                                $ 5,737,570      $ 4,985,248
                                                               -----------      -----------

          Total Liabilities and Stockholders' Equity           $83,431,344      $65,310,534
                                                               ===========      ===========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                    (Unaudited)

                                                                        1995          1994
                                                                  ----------    ----------
Revenue from Earning Assets
  Interest income and fees earned on loans                        $2,797,322    $1,964,488
  Interest earned on securities                                      349,231       281,821
  Interest earned on federal funds sold                               83,761        12,657
                                                                  ----------    ----------
     Total Revenue from Earning Assets                            $3,230,314    $2,258,966

Interest Expense
  Interest on deposits                                            $1,325,258    $  737,091
  Interest on federal funds purchased                                  3,384        11,467
  Interest on long-term debt                                          44,754        37,360
                                                                  ----------    ----------
     Total Interest Expense                                       $1,373,396    $  785,918
                                                                  ----------    ----------
     Net Interest Income                                          $1,856,918    $1,473,048

Provision for Loan Losses                                            150,000        75,000
                                                                  ----------    ----------
     Net Interest Income After Provision for Loan Losses          $1,706,918    $1,398,048

Noninterest Revenue
  Service charges, net of refunds                                 $  406,915    $  392,684
  Gains on sales of other real estate and other loan assets, net      33,696         2,054
  Gain on sales of loans                                              17,398         6,945
  (Loss) Gain on sales of securities, net                            (11,029)        5,007
  Other noninterest revenue                                           32,984        21,017
                                                                  ----------    ----------
     Total Noninterest Revenue                                    $  479,964    $  427,707

Noninterest Expense
  Salaries and employee benefits                                  $  831,877    $  850,782
  Occupancy expenses                                                 220,915       212,650
  Other noninterest expenses                                         820,731       677,490
                                                                  ----------    ----------
     Total Noninterest Expense                                    $1,873,523    $1,740,922
                                                                  ----------    ----------
Income before Provision for Income Taxes                          $  313,359    $   84,833

Provision for Income Taxes                                           107,100         4,200
                                                                  ----------    ----------
     Net Income                                                   $  206,259    $   80,633
                                                                  ==========    ==========

     Earnings per share                                                $0.34         $0.13
                                                                  ==========    ==========
     Weighted average shares outstanding                             613,122       613,122
                                                                  ==========    ==========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)

                                                                        1995          1994
                                                                  ----------    ----------
Revenue from Earning Assets
  Interest income and fees earned on loans                        $1,485,779    $1,030,396
  Interest earned on securities                                      194,419       127,723
  Interest earned on federal funds sold                               49,015         7,307
                                                                  ----------    ----------
     Total Revenue from Earning Assets                            $1,729,213    $1,165,426

Interest Expense
  Interest on deposits                                            $  725,461    $  389,154
  Interest on federal funds purchased                                    680         2,677
  Interest on long-term debt                                          22,542        19,895
                                                                  ----------    ----------
     Total Interest Expense                                       $  748,683    $  411,726
                                                                  ----------    ----------
     Net Interest Income                                          $  980,530    $  753,700

Provision for Loan Losses                                             60,000        30,000
                                                                  ----------    ----------
     Net Interest Income After Provision for Loan Losses          $  920,530    $  723,700

Noninterest Revenue
  Service charges, net of refunds                                 $  204,981    $  198,723
  Loss on sales of other real estate and other loan assets, net       (6,734)       (1,370)
  Gain on sales of loans                                              17,398             -
  Gain (Loss) on sales of securities, net                                 81        (3,825)
  Other noninterest revenue                                           15,118        12,272
                                                                  ----------    -----------
     Total Noninterest Revenue                                    $  230,844    $  205,800

Noninterest Expense
  Salaries and employee benefits                                  $  416,414    $  427,906
  Occupancy expenses                                                 111,280       109,464
  Other noninterest expenses                                         424,324       342,461
                                                                  ----------    ----------
     Total Noninterest Expense                                    $  952,018    $  879,831
                                                                  ----------    ----------
Income before Provision for Income Taxes                          $  199,356    $   49,669

Provision for Income Taxes                                            55,000         2,100
                                                                  ----------    ----------
     Net Income                                                   $  144,356    $   47,569
                                                                  ==========    ==========

     Earnings per share                                                $0.24         $0.08
                                                                  ==========    ==========
     Weighted average shares outstanding                             613,122       613,122
                                                                  ==========    ==========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                    (Unaudited)

                                                                         1995           1994
                                                                 ------------    -----------
Cash flows from operating activities:
  Net Income                                                     $    206,259    $    80,633
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                       152,323        149,255
   Provision for loan losses                                          150,000         75,000
   Gain on sales of other real estate and other loan assets, net      (33,696)        (8,999)
   Gain on sales of loans                                             (17,398)        (6,945)
   Loss (gain) on sales of securities, net                             11,029         (5,007)
   Decrease (increase) in assets:
    Accrued interest receivable                                      (162,376)        23,544
    Deferred income tax benefit                                       105,000              -
    Other assets                                                       64,707       (143,911)
   Increase in liabilities:
    Accrued expenses and other liabilities                            232,586        146,773
                                                                  -----------    -----------
Net cash provided by operating activities                        $    708,434    $   310,343

Cash flows from investing activities:
  Proceeds from the sales of securities                          $  4,835,984    $ 5,072,258
  Proceeds from the maturities of securities                                -        500,000
  Proceeds from the sales of loans                                    492,213              -
  Proceeds from the sales of other real estate and
   other loan assets, net                                             206,188         57,837
  Purchases of securities                                          (9,649,379)    (4,297,250)
  Loans made to customers in excess of principal
     collected on loans                                            (7,421,355)    (3,996,568)
  Purchases of bank premises and equipment                           (257,720)        (4,301)
                                                                  -----------    -----------
Net cash used in investing activities                            $(11,794,069)   $(2,668,024)

Cash flows from financing activities:
  Net proceeds from certificates of deposit                      $ 10,825,024    $ 3,796,769
  Increase in demand deposits and savings accounts                  9,326,161        305,193
  Decrease in federal funds purchased                              (2,980,000)    (1,250,000)
  Increase in federal funds sold                                   (6,416,000)      (235,000)
  Principal payments on long-term debt                                (35,283)       (43,948)
                                                                 ------------    -----------
Net cash provided by financing activities                        $ 10,719,902    $ 2,573,014
                                                                 ------------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents             $   (365,733)   $   215,333
Cash and Cash Equivalents - Beginning of Period                     5,096,029      3,792,692
                                                                 ------------    -----------

Cash and Cash Equivalents - End of Period                        $  4,730,296    $ 4,008,025
                                                                 ============    ===========

See Accompanying Notes to Consolidated Financial Statements

           BANCALABAMA, INC. AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  As of June 30, 1995
                      (Unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for the fair presentation of the Company's financial position and results of operations.

Except for revisions to certain items as reflected in Note 3, the accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements contained in the Annual Report to stockholders for the year ended December 31, 1994, which should be read in conjunction with these interim financial statements.

Certain prior period amounts have been reclassified to conform with the June 30, 1995 presentation.

Note 2

The results of operations for the three months and six months ended June
30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 3 - Loans and Allowances for Loan Losses

Effective January 1, 1995, the Company adopted Statement of Financial Account-ing Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires certain impaired loans be measured at the present value of expected future cash flows discounted at the loan's effec-tive interest rate or, if more practical, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effect of the discounting is considered as a reserve which is a part of the allowance for loan losses. As a part of implementing SFAS No. 114, Management identified and reviewed impaired loans to determine if an additional reserve was required. Based upon the Company's loan classification and grading program, no additional reserves were required at the time of adoption of SFAS No. 114 or at June 30, 1995. Therefore, the implementation of SFAS No. 114 did not have an impact on the Company's financial position or results of operations.

The total recorded investment in impaired loans at June 30, 1995 was approxi-mately $480,000, of which approximately $157,000 was on a nonaccrual basis. At June 30, 1995 there was a related allowance for loan losses for the impaired loans of approximately $96,000 included in the total allowance for loan losses. A change in the allowance for loan losses related to impaired loans is recorded under the bad debt expense method whereby changes in the carrying value of impaired loans are considered as an adjustment to the provision for loan losses. The average recorded balance of impaired loans during the first six months of 1995 was approximately $626,000. The Company recognizes interest income on impaired loans on an accrual basis, except for nonaccrual loans which are recognized on a cash basis. For the six months ended June 30, 1995, the Company recognized interest income on impaired loans totalling approximately $33,700 and received interest payments totalling approximately $41,300 on impaired loans. For the quarter ended June 30, 1995, the Company recognized interest income on impaired loans totalling approximately $21,400 and received interest payments totalling approximately $34,300 on impaired loans.

A summary of the allowance for loan losses for the six months ended June 30, 1995 and 1994 follows:


                                      1995         1994
                                   ----------   ----------

Balance at beginning of year       $505,125     $595,860
   Provision for loan losses        150,000       75,000
   Loans charged-off                (78,316)    (134,072)
   Recoveries of loans
     previously charged-off          25,555       43,945
                                   --------     --------
Balance at June 30                 $602,364     $580,733
                                   ========     ========

           BANCALABAMA, INC., AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 RESULTS OF OPERATIONS


     For the first six months of 1995, the Company reported net income of $206,259, or $.34 per share, compared to net income of $80,633, or $.13 per share, for the first six months of 1994. For the quarter ended June 30, 1995, the Company reported net income of $144,356, or $.24 per share, compared to net income of $47,569, or $.08 per share, for the quarter ended June 30, 1994.

     The increase in net income for the first six months of 1995, as compared to 1994, is primarily attributable to increases in net interest income. These improvements were partially offset by increases in noninterest expense, the provision for income taxes, and the provision for loan losses.

     Net interest income increased by 26.1% to $1,856,918 for the first six months of 1995, compared to $1,473,048 for the first six months of 1994. This increase resulted primarily from higher interest income and fees earned on loans. The increase was mainly offset by higher interest expense on deposits.

     The increase in interest income is partly attributable to the balance of loans increasing 13.8% during the first six months of 1995 and 26.6% since June 30, 1994. In addition, the Bank's base lending rate increased from 6.0% during the first quarter of 1994 to 9.0% during the first quarter of 1995.

     Total deposits increased 35.9% during the first six months of 1995 and 37.5% since June 30, 1994. The increase in deposits is primarily the result of Management's efforts to attract additional deposits to the Bank through expanding relationships with existing customers and establishing relationships with new customers. Competitive rates were offered on interest bearing deposits, resulting in the large increase in time deposits. The Bank also offered new and innovative deposit products which attracted the attention of depositors and contributed to the increase in deposits during the first six months of 1995. This increase in deposits, as well as the overall increase in interest rates since the beginning of 1994, has resulted in an increase in interest expense as compared to the prior year. Included in the balance of deposits at June 30, 1995 is approximately $7.6 million of short-term balances which Management anticipates will be withdrawn during the third quarter of 1995.

     An increase in deposits during the first six months of 1995 has resulted in greater liquidity, which has been used to fund the increase in loans discussed above, as well as to purchase securities and increase federal funds sold. The balance of the securities portfolio has increased approximately 64% during the first six months of 1995 as a result of these purchases and a $546,063 reduction in the unrealized loss on securities available-for-sale. The improved liquidity from the increase in deposits has also been used to eliminate the balance of federal funds purchased during the first quarter of 1995 and increase the amount of federal funds sold. The increase in interest income from securities and federal funds sold, coupled with a reduction in interest expense on federal funds purchased, has contributed to the increase in net interest income.

     Overall, the increase in loans during the prior year, funded from the increase in deposits, coupled with an increase in interest rates, has resulted in an improved interest rate spread and increased net interest income and margin.

     Net interest income for the second quarter of 1995 was $980,530 compared to $753,700 for the second quarter of 1994. This represents a $226,830, or 30.1% increase. The changes in net interest income for the second quarter are comparable to the changes in net interest income for the first six months from year-to-year.

     Noninterest revenue increased 12.2% during the first six months of 1995, compared to the first six months of 1994, primarily due to net gains on sales of other real estate and other loan assets. This increase resulted substantially from the sale of one parcel of other real estate. Other noninterest revenue, generated by the Bank's financial services subsidiary, increased $11,967, or 56.9%, compared to the first six months of 1994. The Bank sold the guaranteed portion of two Small Business Administration-guaranteed loans during the second quarter of 1995 resulting in a gain of $17,398, compared to one loan sale with a gain of $6,945 during the first six months of 1994. These improvements were offset by a net loss on securities totalling $11,029 for the first six months of 1995, compared to a net gain of $5,007 for the first six months of 1994. The net loss in 1995 was substanti-ally from the sale during the first quarter of one security maturing in 1995. Sales proceeds were reinvested in a higher-yielding, longer-term security. This reinvestment has resulted in the recovery of this loss in approximately six months and a higher yield over the term of the acquired security.

     The overall increase in noninterest revenue for the second quarter of 1995, from the second quarter of 1994, is comparable to the changes pre-sented for the six-month period from year-to-year. However, the components of the increase were different. A gain on sales of loans totalling $17,398 occurred during the second quarter of 1995. There was no similar gain during during the second quarter of 1994. There was an insignificant net gain on sales of securities amounting to $81 during the second quarter of 1995, compared to a net loss on sales of securities of $3,825 during the second quarter of 1994. Net losses on sales of other real estate and other loan assets during the second quarter of 1995 and 1994 amounted to $6,734 and $1,370, respectively, which reduced total noninterest revenue during each quarter. Other noninterest revenue from the Bank's financial services subsidiary increased 23.2% from the second quarter of 1994 to the second quarter of 1995.

     Noninterest expense increased 7.6% during the first six months of 1995, compared to the first six months of 1994. Other noninterest expenses increased $143,241, or 21.1%, in the first six months of 1995, compared to the first six months of 1994. This increase is partially a result of Management's efforts to improve the performance of the Bank through marketing efforts and the processing expenses related to the higher volume of activity from the growth of the Bank. Additional expenses have been incurred in connection with non-performing loans and deposits. Occupancy expenses increased 3.9% during the first six months of 1995, compared to the first six months of 1994, while salaries and employee benefits decreased $18,905, or 2.2%, for the same periods. The changes in noninterest expense for the second quarter of 1995, compared to the second quarter of 1994, are comparable to the changes presented for the six-month period from year-to-year.

     The Company recorded a provision for incomes taxes of $107,100 for the first six months of 1995. The Company previously adopted Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 allows for the utilization of a net operating loss carryforward by recording of future benefits prior to the period they are realized. This resulted in the Company recording income tax benefits and a related deferred income tax receivable during the previous two years. As the Company's net operating loss was utilized in these calculations, it was necessary to record a provision for income taxes beginning in the first quarter of 1995.

                  FINANCIAL CONDITION

     The total assets of the Company increased $18.1 million, or 27.7%, during the first six months of 1995, from $65.3 million at December 31, 1994, to $83.4 million at June 30, 1995. This increase was attributable to earning assets which grew $18.2 million, or 33.0%, from December 31, 1994 to June 30, 1995.

     Gross loans increased $6.5 million, or 13.8%, since December 31, 1994. Additional funds from the increase in deposits were used to purchase securities, with the remainder being invested in federal funds sold. At June 30, 1995, federal funds sold totalled to $6,416,000. The securities portfolio increased $5.3 million during the first six months of 1995, primarily through the purchase of additional securities. The unrealized loss on securities available-for-sale decreased $546,063 during the first six months of 1995 to a balance of $131,285 at June 30, 1995.

     The amortized cost and estimated market values of securities available-for-sale as of June 30, 1995 were as follows:

                                                   Gross          Gross       Estimated
                               Amortized      Unrealized     Unrealized          Market
                                    Cost           Gains         Losses           Value
                               ----------     ----------     ----------     -----------
U.S. Treasury Securities and
obigations of U.S. Government
corporations and agencies      $13,487,930       $97,538      $(229,068)    $13,356,400

Obligations of states and
political subdivisions              12,420         1,843              -          14,263

Mortgage-backed securities         389,722             -         (1,598)        388,124
                               -----------       -------      ----------    -----------
                               $13,890,072       $99,381      $(230,666)    $13,758,787
                               ===========       =======      ==========    ===========

     The overall amount of nonearning assets at June 30, 1995 was comparable to the December 31, 1994 balance. Other real estate and other loan assets increased $227,360 primarily as a result of the transfer of one property from a non-accrual loan, which the Bank obtained through foreclosure. The balance of cash and due from banks decreased at June 30, 1995 as compared to the December 31, 1994 amount. These balances will fluctuate based upon the cash needs of the Bank which are directly related to the deposit account activity of its customers.

    The total deposits and interest bearing liabilities increased by $17.1 million, or 28.5%, since December 31, 1994. As previously discussed, total deposits have increased 35.9% during the first six months of 1995.
This increase is largely the result of business development efforts, a competitive interest rate structure and new products. This increase includes approximately $7.6 million of short-term balances which Management anticipates will be withdrawn during the third quarter of 1995. The balance of federal funds purchased of $2,980,000 at December 31, 1994, was eliminated at June 30, 1995.

                 NON-PERFORMING ASSETS

     Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate and repossessed assets. Non-performing assets increased during the first six months of 1995 from a December 31, 1994 balance of $629,800 to a June 30, 1995 balance of $853,500. This increase resulted primarily from loans which were past due at June 30, 1995. The Bank is working with the borrowers to obtain payment or satisfactory renewals. Management cannot determine the amount of loss, if any, that may be sustained as a result of these credits. The increase in non-performing assets was offset by the pay-off of a $200,000 non-accrual loan during the second quarter of 1995 which was classified as non-accrual at March 31, 1995. The following table sets forth non-performing assets of the Company:

($ in Thousands)                             June 30, 1995     March 31, 1995     December 31, 1994
                                             -------------     --------------     -----------------

Accruing loans past due 90 days or more          $368,100         $ 55,000              $250,000

Non-Accrual loans                                 176,200          362,000               298,000

Restructured loans                                    -(1)             -(1)                  -(1)

Other real estate and repossessed assets          309,200          196,300                81,800
                                                 --------          -------              --------
Total Non-Performing Assets                      $853,500         $613,300              $629,800
                                                 ========         ========              ========
- -----------------------

(1) Excludes restructured loans which were renegotiated at market interest rates.

     As of June 30, 1995, the allowance for loan losses was $602,364, or 1.12% of total loans, compared to $578,189, or 1.22% of total loans, at March 31, 1995, and $505,125, or 1.07% of total loans, at December 31, 1994. In the first six months of 1995, the Company made additional provisions to the allowance for loan losses totalling $150,000, compared to a provision of $75,000 for the first six months of 1994. Charge-offs for the first six months of 1995 totalled $78,000, compared to charge-offs of $134,000 for the first six months of 1994. Recoveries for the first six months of 1995 totalled $25,000, compared to recoveries of $44,000 for the first six months of 1994.

     The Company provided $60,000 to the allowance for loan losses in the second quarter of 1995, compared to a provision of $30,000 in the second quarter of 1994. Charge-offs for the second quarter of 1995 totalled $41,000, compared to charge-offs which totalled $23,000 for the second quarter of 1994. Recoveries for the second quarter of 1995 totalled $5,000, compared to recoveries of $32,000 for the second quarter of 1994.

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires certain impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effect of the discounting is considered as a reserve which is a part of the allowance for loan losses. As a part of implementing SFAS No. 114, Management identified and reviewed impaired loans to determine if an additional reserve was required. Based upon the Company's loan classification and grading program, no additional reserves were required at the time of adoption of SFAS No. 114 or at June 30, 1995. Therefore, the implementation of SFAS No. 114 did not have an impact on the Company's financial position or results of operations.


            LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to maintain adequate liquidity at June 30, 1995. The Company's capital at June 30, 1995, was $5,737,570, or 6.88% of total assets.

     Bank holding companies are required to maintain certain levels of capital that are a function of the level of risk of the Company's portfolio of assets, including off-balance sheet exposures, in accordance with risk-based capital guidelines approved by the Federal Reserve Board. The following chart summarizes the applicable bank regulatory capital requirements and the Bank's capital ratios at June 30, 1995:

Bank Regulatory                            Minimum Regulatory   BankAlabama at
Capital Requirements                           Requirement      June 30, 1995
- --------------------                       ------------------   --------------

Tier 1 capital to risk-adjusted assets             4.00%            8.30%

Total risk-based capital to risk-adjusted          8.00%            9.20%
assets

Tier 1 capital as a % of average total             4.00%            7.60%
assets

     The Bank's capital exceeds the minimum risk-based guidelines adopted by the Federal Reserve Board.

           BANCALABAMA, INC., AND SUBSIDIARY

              PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 11, 1995, the Annual Meeting of the Shareholders of BancAlabama, Inc., was held. The matter voted on at the meeting was the ratification of auditors. Browder & Associates, P.C., were ratified as the Company's independent public accountants for the fiscal year ended December 31, 1995, by the following vote:

                   FOR      AGAINST     WITHHELD    ABSTENTION    TOTAL
                 -------    -------     --------    ----------    ------
                 461,277      -0-       151,645        200        613,122


Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               See Exhibit Index included herein on page 16.

          (b)  Reports on Form 8-K.

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended June 30, 1995.

                     EXHIBIT INDEX
                     -------------

Exhibit             Description and Form 10-Q
Number              Page or Method of Filing
3.1    Registrant's Certificate of Incorporation, as amended - A

3.2    Amendment to Registrant's Certificate of Incorporation - F

3.3    Amended and Restated Bylaws of Registrant - A

10.1   Registrant's 1989 Incentive Stock Option Plan - B*

10.2   Registrant's 1989 Nonstatutory Stock Option Plan - C*

10.3   Nonstatutory Stock Option Agreement dated January 22, 1990, granting
       William R. Collins an option to purchase 20,000 shares of the Registrant's Common Stock - C*

10.4   Incentive Stock Option Agreement dated January 22, 1990, granting
       William R. Collins an option to purchase 40,000 shares of the Registrant's Common Stock - C*

10.5   Incentive Stock Option Agreement dated January 22, 1990, granting
       Jean D. Snead an option to purchase 10,000 shares of the Registrant's
       Common Stock - C*

10.6   Incentive Stock Option Agreement dated September 14,1992, granting
       Robert F. Harwell, Jr., an option to purchase 10,000 shares of the Registrant's Common Stock - D*

10.7   Nonstatutory Stock Option Agreement dated December 16, 1993, granting
       Michael J. Williams, an option to purchase an aggregate of 10,000 shares of the Registrant's Common Stock - E*

10.8   Addendum to Registrant's 1989 Incentive Stock Option Plan - F*

10.9   Amendment Number One to Registrant's 1989 Nonstatutory Stock Option
       Plan - F*

10.10 Cancellation of Incentive Stock Options Agreement between Registrant and William R. Collins cancelling the Incentive Stock Option
       Agreement dated January 22, 1990 - F*

10.11 Cancellation of Incentive Stock Options Agreement between Registrant and Jean D. Snead cancelling the Incentive Stock Option Agreement dated January 22, 1990 - F*

10.12 Cancellation of Incentive Stock Options Agreement between Registrant and Robert F. Harwell, Jr., cancelling the Incentive Stock Option
       Agreement dated September 14, 1992 - F*

10.13  Nonstatutory Stock Option Agreement dated February 1, 1994, granting
       William R. Collins an option to purchase 40,000 shares of the Registrant's Common Stock - F*

10.14  Nonstatutory Stock Option Agreement dated February 1, 1994, granting
       Jean D. Snead an option to purchase 10,000 shares of the Registrant's
       Common Stock - F*

10.15  Nonstatutory Stock Option Agreement dated February 1, 1994, granting
       Robert F. Harwell, Jr., an option to purchase 10,000 shares of the Registrant's Common Stock - F*

10.16  Amendment No. 1 to the Nonstatutory Stock Option Agreement with
       William R. Collins dated January 22, 1990, reducing the exercise price of such option from $11.75 per share to $10.00 per share - F*

27.1   Financial Data Schedule - page  19

- -----------------------

  A Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 under the
       Securities Act of 1933, File No. 33-14391.

  B Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, under the Securities Exchange Act of
       1934.

  C Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, under the Securities Exchange Act of 1934.

  D Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, under the Securities Exchange Act of 1934.

  E Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, under the Securities Exchange Act of 1934.

  F Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, under the Securities Exchange Act of 1934.

  * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

              BANCALABAMA, INC., AND SUBSIDIARY


                          SIGNATURES
                          ----------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BANCALABAMA, INC.


DATE:  August 10, 1995         By:     William R. Collins
                                  -----------------------------------
                                   William R. Collins
                                   Chief Executive Officer


DATE:  August 10, 1995         By:      Michael J. Williams
                                  -----------------------------------
                                   Michael J. Williams
                                   Chief Financial Officer