Form 10-Q
period 1995-09-30
BANCALABAMA INC
filed 1995-11-13
CIK 814575

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended SEPTEMBER 30, 1995

                                OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from            to

                  ------------------------------
                  COMMISSION FILE NUMBER 33-14391
                  ------------------------------

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

                      Yes / X /     No /   /

The number of shares outstanding of each of the issuer's classes of common stock was 613,122 shares of common stock, par value $1.00, at September 30, 1995.

                     BANCALABAMA, INC., AND SUBSIDIARY
                                 FORM 10-Q
                                   INDEX
                                                                                PAGE NUMBER
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated  Balance Sheets as of September 30, 1995 and
                     December 31, 1994                                                3

                     Consolidated Statements of Operations for the Nine Months
                     Ended September 30, 1995 and 1994                                5

                     Consolidated  Statements  of  Operations  for  the  Three
                     Months Ended September 30, 1995 and 1994                         6

                     Consolidated Statements of Cash Flows for the Nine Months
                     Ended September 30, 1995 and 1994                                7

                     Notes to Consolidated Financial Statements                       8

Item 2.              Management's   Discussion   and   Analysis  of  Financial
                     Condition and Results of Operations                             10


PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                               15

Item 2.              Changes in Securities                                           15

Item 3.              Defaults Upon Senior Securities                                 15

Item 4.              Submission of Matters to a Vote of Security Holders             15

Item 5.              Other Items                                                     15

Item 6.              Exhibits and Reports on Form 8-K                                15

                     BANCALABAMA, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                                                  September 30, 1995           December 31, 1994
                                                                                  ------------------           -----------------
                                  ASSETS

Cash and Due from Banks                                                                  $ 4,568,408                 $ 5,096,029
                                                                                         -----------                 -----------
Earning Assets
  Federal Funds Sold                                                                     $ 4,237,000                 $         -
  Securities Available-for-Sale, at market value, cost of
    $17,784,590 and $9,087,706 in 1995 and 1994, respectively                             17,649,858                   8,410,358
  Loans, net of unearned interest                                                         56,960,489                  47,211,802
    Less:  Allowance for loan losses                                                       (629,096)                   (505,125)
                                                                                         -----------                 -----------
      Net Loans                                                                          $56,331,393                 $46,706,677
                                                                                         -----------                 -----------
    Total Earning Assets                                                                 $78,218,251                 $55,117,035

Bank Premises and Equipment, net                                                         $ 3,585,542                 $ 3,464,015
Accrued Interest Receivable                                                                  980,492                     649,987
Other Real Estate and Other Loan Assets                                                      208,072                      81,805
Deferred Income Tax Benefit                                                                   45,500                     207,000
Other Assets                                                                               1,143,357                     694,663
                                                                                         -----------                 -----------
    Total Assets                                                                         $88,749,622                 $65,310,534
                                                                                         ===========                 ===========

See Accompanying Notes to Consolidated Financial Statements

                     BANCALABAMA, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                                                  September 30, 1995           December 31, 1994
                                                                                  ------------------           -----------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits and Interest Bearing Liabilities
  Demand deposits - regular                                                              $13,984,706                 $ 9,973,389
  Demand deposits - interest bearing                                                      26,000,362                  22,241,500
  Savings deposits                                                                         2,542,893                   2,514,937
  Time deposits, $100,000 and over                                                        11,537,185                   3,482,370
  Other time deposits                                                                     27,321,008                  17,933,744
                                                                                         -----------                 -----------
    Total Deposits                                                                       $81,386,154                 $56,145,940

Federal Funds Purchased                                                                            -                   2,980,000
Long-Term Debt                                                                               878,070                     931,581
                                                                                         -----------                 -----------
    Total Deposits and Interest Bearing Liabilities                                      $82,264,224                 $60,057,521

Accrued Expenses and Other Liabilities                                                       552,777                     267,765
                                                                                         -----------                 -----------
    Total Liabilities                                                                    $82,817,001                 $60,325,286
                                                                                        ------------                 -----------
Stockholders' Equity
  Preferred Stock, par value $1.00 per share, 500,000 authorized,                        $         -                 $         -
    none issued and outstanding
  Common Stock, par value $1.00 per share, 2,000,000 authorized                              613,122                     613,122
    and 613,122 shares issued and outstanding
  Additional Paid-in Capital                                                               5,434,025                   5,434,025
  Unrealized Loss on Securities Available-for-Sale                                         (134,732)                   (677,348)
  Retained Earnings (Accumulated Deficit)                                                     20,206                   (384,551)
                                                                                         -----------                  ----------
    Total Stockholders' Equity                                                           $ 5,932,621                 $ 4,985,248
                                                                                         -----------                 -----------
                Total Liabilities and Stockholders' Equity                               $88,749,622                 $65,310,534
                                                                                         ===========                 ===========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
                                    (Unaudited)
                                                                                                    1995                    1994
                                                                                              ----------              ----------
Revenue from Earning Assets
  Interest income and fees earned on loans                                                    $4,390,913              $3,118,728
  Interest earned on securities                                                                  581,127                 426,018
  Interest earned on federal funds sold                                                          139,884                  14,012
                                                                                              ----------              ----------
    Total Revenue from Earning Assets                                                         $5,111,924              $3,558,758

Interest Expense
  Interest on deposits                                                                        $2,173,297              $1,170,698
  Interest on federal funds purchased                                                              4,352                  19,712
  Interest on long-term debt                                                                      66,731                  58,060
                                                                                              ----------              ----------
    Total Interest Expense                                                                    $2,244,380              $1,248,470
                                                                                              ----------              ----------
      Net Interest Income                                                                     $2,867,544              $2,310,288

Provision for Loan Losses                                                                        230,000                 105,000
                                                                                              ----------              ----------
      Net Interest Income After Provision for Loan Losses                                     $2,637,544              $2,205,288

Noninterest Revenue
  Service charges, net of refunds                                                             $  608,922              $  605,114
  Gain on sales of other real estate and other loan assets, net                                   38,148                   3,958
  Gain on sale of loans                                                                           29,372                   6,945
  (Loss) Gain on sales of securities, net                                                       (11,029)                   6,707
  Other noninterest revenue                                                                       47,651                  34,164
  Gain on disposition of bank branch                                                                   0                  17,476
                                                                                              ----------              ----------
      Total Noninterest Revenue                                                               $  713,064              $  674,364

Noninterest Expense
  Salaries and employee benefits                                                              $1,295,907              $1,261,972
  Occupancy expenses                                                                             327,137                 324,094
  Other noninterest expenses                                                                   1,159,207               1,049,445
                                                                                              ----------              ----------
      Total Noninterest Expense                                                               $2,782,251              $2,635,511
                                                                                              ----------              ----------
Income before Provision for Income Taxes                                                      $  568,357              $  244,141

Provision for Income Taxes                                                                       163,600                   4,200
                                                                                              ----------              ----------
      Net Income                                                                              $  404,757              $  239,941
                                                                                              ==========              ==========

      Earnings per share                                                                            $.66                    $.39
                                                                                              ==========              ==========
      Weighted average shares outstanding                                                        613,122                 613,122
                                                                                              ==========              ==========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                    (Unaudited)
                                                                                                    1995                    1994
                                                                                              ----------              ----------
Revenue from Earning Assets
  Interest income and fees earned on loans                                                    $1,593,591              $1,154,240
  Interest earned on securities                                                                  231,896                 144,197
  Interest earned on federal funds sold                                                           56,123                   1,355
                                                                                              ----------              ----------
    Total Revenue from Earning Assets                                                         $1,881,610              $1,299,792

Interest Expense
  Interest on deposits                                                                        $  848,039              $  433,607
  Interest on federal funds purchased                                                                968                   8,245
  Interest on long-term debt                                                                      21,977                  20,700
                                                                                              ----------              ----------
    Total Interest Expense                                                                    $  870,984              $  462,552
                                                                                              ----------              ----------
      Net Interest Income                                                                     $1,010,626              $  837,240

Provision for Loan Losses                                                                         80,000                  30,000
                                                                                              ----------              ----------
      Net Interest Income After Provision for Loan Losses                                     $  930,626              $  807,240

Noninterest Revenue
  Service charges, net of refunds                                                             $  202,007              $  212,430
  Gain on sales of other real estate and other loan assets, net                                    4,452                   1,904
  Gain on sale of loans                                                                           11,974                       0
  Gain on sales of securities, net                                                                     0                   1,700
  Other noninterest revenue                                                                       14,667                  13,147
  Gain on disposition of bank branch                                                                   0                  17,476
                                                                                              ----------              ----------
      Total Noninterest Revenue                                                               $  233,100              $  246,657

Noninterest Expense
  Salaries and employee benefits                                                              $  464,030              $  411,190
  Occupancy expenses                                                                             106,222                 111,444
  Other noninterest expenses                                                                     338,476                 371,955
                                                                                              ----------              ----------
      Total Noninterest Expense                                                               $  908,728              $  894,589
                                                                                              ----------              ----------
Income before Provision for Income Taxes                                                      $  254,998              $  159,308

Provision for Income Taxes                                                                        56,500                       0
                                                                                              ----------              ----------
      Net Income                                                                              $  198,498              $  159,308
                                                                                              ==========              ==========

      Earnings per share                                                                            $.32                    $.26
                                                                                              ==========              ==========
      Weighted average shares outstanding                                                        613,122                 613,122
                                                                                              ==========              ==========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                    (Unaudited)
                                                                                                      1995                    1994
                                                                                             -------------            ------------
Cash flows from operating activities:
  Net Income                                                                                 $     404,757            $    239,941
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                   227,869                 224,424
    Provision for loan losses                                                                      230,000                 105,000
    Gain on sales of other real estate and other assets, net                                      (38,148)                 (2,765)
    Gain on sales of loans                                                                        (29,372)                 (6,945)
    Loss (gain) on sale of securities, net                                                          11,029                 (6,707)
    Gain on sale of bank branch                                                                          0                (17,476)
    Decrease (increase) in assets:
      Accrued interest receivable                                                                (330,505)                  10,301
      Deferred income tax benefit                                                                  161,500                       0
      Other assets                                                                               (448,694)                (83,076)
    Increase in liabilities:
      Accrued expenses and other liabilities                                                       285,012                 158,731
                                                                                             -------------            ------------
Net cash provided by operating activities                                                    $     473,448            $    621,428

Cash flows from investing activities:
  Proceeds from sale of securities                                                           $   4,838,279            $  6,576,939
  Proceeds from maturity of securities                                                             100,000                 598,071
  Proceeds from sales of loans                                                                     697,268                       0
  Proceeds from sales of other real estate and other loan assets, net                              334,733                 114,225
  Proceeds from sale of fixed assets                                                                     0                  98,083
  Purchases of securities                                                                     (13,646,192)             (4,297,250)
  Loans made to customers in excess of principal collected on loans                           (10,945,464)             (6,556,126)
  Payment for sale of bank branch                                                                        0               (494,940)
  Purchases of bank premises and equipment                                                       (349,396)                (28,034)
                                                                                             -------------             -----------
Net cash used in investing activities                                                        $(18,970,772)            $(3,989,032)

Cash flows from financing activities:
  Net proceeds from certificates of deposit                                                  $  17,442,079            $  5,350,462
  Increase (decrease) in demand deposits and savings accounts                                    7,798,135               (712,437)
  Decrease in federal funds purchased                                                          (2,980,000)             (1,090,000)
  Increase in federal funds sold                                                               (4,237,000)                       0
  Principal payments on long-term debt                                                            (53,511)                (63,724)
                                                                                             -------------            ------------
Net cash provided by financing activities                                                    $  17,969,703            $  3,484,301
                                                                                             -------------            ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                         $   (527,621)                $116,697
Cash and Cash Equivalents - Beginning of Period                                                  5,096,029               3,792,692
                                                                                             -------------            ------------
Cash and Cash Equivalents - End of Period                                                    $   4,568,408            $  3,909,389
                                                                                             =============            ============

See Accompanying Notes to Consolidated Financial Statements

                 BANCALABAMA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of September 30, 1995
                            (Unaudited)

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

Certain prior period amounts have been reclassified to conform with the September 30, 1995 presentation.

Note 2

The results of operations for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 3 - Loans and Allowances for Loan Losses

Effective January  1,  1995,  the  Company  adopted  Statement of Financial
Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires certain impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effect of the discounting is considered as a reserve which is a part of the allowance for loan losses. As a part of implementing SFAS No. 114, Management identified and reviewed impaired loans to determine if an additional reserve was required. Based upon the Company's loan classification and grading program, no additional reserves were required at the time of adoption of SFAS No. 114 or at September 30, 1995. Therefore, the implementation of SFAS No. 114 did not have an impact on the Company's financial position or results of operations.

The total recorded investment in impaired loans at September 30, 1995 was approximately $436,000, of which approximately $129,000 was on a nonaccrual basis. At September 30, 1995 there was a related allowance for loan losses for the impaired loans of approximately $94,000 included in the total allowance for loan losses. A change in the allowance for loan losses related to impaired loans is recorded under the bad debt expense method whereby changes in the carrying value of impaired loans are considered as an adjustment to the provision for loan losses. The average recorded balance of impaired loans during the first nine months of 1995 was approximately $564,000. The Company recognizes interest income on impaired loans on an accrual basis, except for nonaccrual loans which are recognized on a cash basis. For the nine months ended September 30, 1995, the Company recognized interest income on impaired loans totalling approximately

$31,400 and received interest payments totalling approximately $43,300 on impaired loans. For the quarter ended September 30, 1995, the Company recognized interest income on impaired loans totalling approximately
$4,200 and received interest payments totalling approximately $2,000 on impaired loans.

A summary of the allowance for loan losses for the nine months ended September 30, 1995 and 1994 follows:

                                                                 1995                   1994
                                                             --------               --------
Balance at beginning of year                                 $505,125               $595,860
  Provision for loan losses                                   230,000                105,000
  Loans charged-off                                         (137,393)              (208,472)
  Recoveries of loans previously
    charged off                                                31,364                 55,907
                                                             --------               --------
Balance at September 30                                      $629,096               $548,295
                                                             ========               ========

                 BANCALABAMA, INC., AND SUBSIDIARY

           Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

                       RESULTS OF OPERATIONS

   For the first nine months of 1995, the Company reported net income of $404,757, or $.66 per share, compared to net income of $239,941, or $.39 per share, for the first nine months of 1994. For the quarter ended September 30, 1995, the Company reported net income of $198,498, or $.32 per share, compared to net income of $159,308, or $.26 per share, for the quarter ended September 30, 1994.

   The increase in net income for the first nine months of 1995, as compared to 1994, is primarily attributable to an increase in net interest income. This improvement was partially offset by increases in non-interest expense, the provision for income taxes, and the provision for loan losses.

   Net interest income increased by 24.1%, to $2,867,544, for the first nine months of 1995, from $2,310,288 for the first nine months of 1994. The Bank's base lending rate has increased from 6.0% during the first quarter of 1994 to a high during the current year of 9.0% during the first and second quarters. In July, 1995, the Bank's base lending rate was reduced to its current level of 8.75%.

   Total deposits increased 45% during the first nine months of 1995. The increase in deposits is primarily the result of Management's efforts to attract additional deposits to the Bank through expanding relationships with existing customers and establishing relationships with new customers. Competitive rates were offered on interest bearing deposits, resulting in the large increase in time deposits. The Bank also offered new and innovative deposit products which attracted the attention of depositors and contributed to the increase in deposits during the first nine months of 1995. This increase in deposits, as well as the overall increase in interest rates since the beginning of 1994, has resulted in an increase in interest expense as compared to the prior year.

   The increase in deposits during the first nine months of 1995 has resulted in greater liquidity, which has been used to fund an increase in loans, as well as to purchase securities and increase federal funds sold. The balance of the securities portfolio has increased approximately 110% during the first nine months of 1995 as a result of these purchases and a $542,616 reduction in the unrealized loss on securities available-for-sale. The improved liquidity from the increase in deposits has also been used to eliminate the balance of federal funds purchased during the first quarter of 1995 and increase the amount of federal funds sold. The increase in interest income from loans, securities and federal funds sold, coupled with a reduction in interest expense on federal funds purchased, has contributed to the increase in net interest income.

   Overall, the increase in loans during the prior year, funded from the increase in deposits, coupled with an increase in interest rates, has resulted in an improved interest rate spread and increased net interest income and margin.

   Net interest income for the third quarter of 1995 was $1,010,626 compared to $837,240 for the third quarter of 1994. This represents a $173,386, or 20.7% increase. The changes in net interest income for the third quarter are comparable to the changes in net interest income for the first nine months from year-to-year, except for a more pronounced increase in interest earned on securities and federal funds sold. This is due to the significant increase in the balances of these interest bearing assets during 1995.

   Non-interest revenue increased 5.7% during the first nine months of 1995, compared to the first nine months of 1994, primarily due to net gains on sales of other real estate and other loan assets. This increase resulted substantially from the sale of one parcel of other real estate. Other non-interest revenue, generated by the Bank's financial services subsidiary, increased $13,487, or 39.5%, compared to the first nine months of 1994. The Bank sold the guaranteed portion of three Small Business Administration-guaranteed loans during 1995 resulting in a gain of $29,372 compared to one loan sale with a gain of $6,945 during the first nine months of 1994. These improvements were offset by a net loss on securities totalling $11,029 for the first nine months of 1995, compared to a net gain of $6,707 for the first nine months of 1994. The net loss in 1995 was substantially from the sale during the first quarter of one security maturing in 1995. Sales proceeds were reinvested in a higher-yielding, longer-term security. This reinvestment has resulted in the recovery of this loss in approximately six months and a continuing higher yield from the acquired security.

   The decrease in non-interest revenue for the third quarter of 1995, from the third quarter of 1994, is primarily the result of the reduction in the gain on disposition of a Bank branch and reduced service charges. The gain resulted from the August 1994 disposition of the Bank's Decatur branch. There was no similar transaction during the third quarter of 1995. However, as discussed above, the sale of the guaranteed portion of a Small Business Administration loan resulted in a gain amounting to $11,974 during the third quarter of 1995. There was no such gain during the third quarter of 1994. Other non-interest revenue from the Bank's financial services subsidiary increased 11.6% from the third quarter of 1994 to the third quarter of 1995.

   Non-interest expense increased 5.6% during the first nine months of 1995, compared to the first nine months of 1994. Other non-interest expenses increased $109,762, or 10.5%, in the first nine months of 1995, compared to the first nine months of 1994. This increase is partially a result of Management's efforts to improve the performance of the Bank through marketing efforts and the processing expenses related to the higher volume of activity from the growth of the Bank. Additional expenses have been incurred in connection with non-performing loans and deposits. Salaries and employee benefits increased $33,935, or 2.7%, during the first nine months of 1995, compared to the first nine months of 1994.

   During the third quarter, the Bank received a refund of overpaid Federal Deposit Insurance assessments as a result of the capitalization of the deposit insurance fund. This refund resulted in a $33,479, or 9.0%, decrease in other non-interest expenses during the third quarter of 1995, as compared to the third quarter of 1994. Occupancy expenses decreased during the third quarter of 1995 primarily due to changing the cleaning services for the Bank's main office from contract service to employee. This contributed to the increase in salaries and employee benefits during the third quarter.

   The Company recorded a provision for income taxes of $163,600 for the first nine months of 1995. The Company previously adopted Statement of Financial Accounting Standards ("SFAS") No. 109. SFAS No. 109 allows for the utilization of a net operating loss carryforward by the recording of future benefits prior to the period they are realized. This resulted in the Company recording income tax benefits and a related deferred income tax receivable during the previous two years. As the Company's net operating loss was utilized in these calculations, it was necessary to record a provision for income taxes beginning in the first quarter of 1995.


                        FINANCIAL CONDITION

   The total assets of the Company increased $23.4 million, or 35.9%, during the first nine months of 1995, from $65.3 million at December 31,
1994, to $88.7 million at September 30, 1995. This increase was attributable to earning assets which grew $23.1 million, or 41.9%, from December 31, 1994 to September 30, 1995.

   Gross loans increased $9.7 million, or 20.6%, since December 31, 1994. Additional funds from the increase in deposits were used to purchase securities, with the remainder being invested in federal funds sold. At
September 30, 1995, federal funds sold totalled to $4,237,000. The securities portfolio increased $9.2 million during the first nine months of 1995, primarily through the purchase of additional securities. The unrealized loss on securities available-for-sale decreased $542,616 during the first nine months of 1995 to a balance of $134,732 at September 30, 1995.

   The amortized cost and estimated market values of securities available-for-sale as of September 30, 1995 were as follows:

                                                                                 Gross               Gross
                                                      Amortized             Unrealized          Unrealized               Estimated
                                                           Cost                  Gains              Losses            Market Value
                                                    -----------             ----------          ----------            ------------
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies         $17,390,498               $82,567           $(218,149)            $17,254,916

Obligations of states and political
  subdivisions                                           12,420                 2,066                    0                 14,486

Mortgage-backed securities                              381,672                     0              (1,216)                380,456
                                                    -----------             ---------           ----------            -----------
                                                    $17,784,590               $84,633           $(219,365)            $17,649,858
                                                    ===========             =========           ==========            ===========

   The overall amount of nonearning assets at September 30, 1995 increased from the December 31, 1994 balance. Other real estate and other loan assets increased $126,267 as a result of the transfer of one property from a non-accrual loan, which the Bank obtained through foreclosure. The balance of cash and due from banks decreased at September 30, 1995 as compared to the December 31, 1994 amount. These balances will fluctuate based upon the cash needs of the Bank which are directly related to the deposit account activity of its customers.

   The total deposits increased by $25.2 million, or 45%, since December 31, 1994. This increase is largely the result of business development efforts, a competitive interest rate structure and new products. The balance of federal funds purchased of $2,980,000 at December 31, 1994, was eliminated at September 30, 1995.

                       NON-PERFORMING ASSETS

   Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate and repossessed assets. Non-performing assets increased during the first nine months of 1995 from a December 31, 1994 balance of $629,800 to a September 30, 1995 balance of $866,100. This increase resulted from loans which were past due at September 30, 1995. The Bank is working with the borrowers to obtain payment or satisfactory renewals. Management cannot determine the amount of loss, if any, that may be sustained as a result of these credits. The increase in non-performing assets was offset by the pay-off of a $200,000 non-accrual loan during the second quarter of 1995 which was classified as non-accrual at March 31, 1995. The following table sets forth non-performing assets of the Company:

($ in Thousands)                                   September 30, 1995  June 30, 1995       March 31, 1995       December 31, 1994
                                                   ------------------  -------------       --------------       -----------------
Accruing loans past due 90 days or                 $512,200            $368,100            $ 55,000             $250,000
more

Non-Accrual loans                                   145,800             176,200             362,000              298,000

Restructured loans                                     -(1)                -(1)                -(1)                 -(1)

Other real estate and repossessed                   208,100             309,200             196,300               81,800
assets
                                                   --------            --------            --------             --------
Total Non-Performing Assets                        $866,100            $853,500            $613,300             $629,800
                                                   ========            ========            ========             ========

---------------
(1) Excludes restructured loans which were renegotiated at market interest rates.

  As of September 30, 1995, the allowance for loan losses was $629,096, or 1.10% of total loans, compared to $602,364, or 1.12% of total loans, at June 30, 1995, and $505,125, or 1.07% of total loans, at December 31, 1994. In the first nine months of 1995, the Company made additional provisions to the allowance for loan losses totalling $230,000, compared to a provision of $105,000 for the first nine months of 1994. Charge-offs for the first nine months of 1995 totalled $137,000, compared to charge-offs of $208,000 for the first nine months of 1994. Recoveries for the first nine months of 1995 totalled $31,000, compared to recoveries of $56,000 for the first nine months of 1994.

  The Company provided $80,000 to the allowance for loan losses in the third quarter of 1995, compared to a provision of $30,000 in the third quarter of 1994. Charge-offs for the third quarter of 1995 totalled $59,000, compared to charge-offs which totalled $74,000 for the third quarter of 1994. Recoveries for the third quarter of 1995 totalled $6,000, compared to recoveries of $12,000 for the third quarter of 1994.

  Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires certain impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, if more practical, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The effect of the discounting is considered as a reserve which is a part of the allowance for loan losses. As a part of implementing SFAS No. 114, Management identified and reviewed impaired loans to determine if an additional reserve was required. Based upon the Company's loan classification and grading program, no additional reserves were required at the time of adoption of SFAS No. 114 or at September 30, 1995. Therefore, the implementation of SFAS No. 114 did not have an impact on the Company's financial position or results of operations.


                  LIQUIDITY AND CAPITAL RESOURCES

  The Company continues to maintain adequate liquidity at September 30, 1995. The Company's capital at September 30, 1995, was $5,932,621, or 6.68% of total assets.

  Bank holding companies are required to maintain certain levels of capital that are a function of the level of risk of the Company's portfolio of assets, including off-balance sheet exposures, in accordance with risk-based capital guidelines approved by the Federal Reserve Board. The following chart summarizes the applicable bank regulatory capital requirements and the Bank's capital ratios at September 30, 1995:

BANK REGULATORY                      MINIMUM REGULATORY               BANKALABAMA AT
CAPITAL REQUIREMENTS                    REQUIREMENT                  SEPTEMBER 30, 1995
--------------------                 ------------------              ------------------
Tier 1 capital to risk-adjusted            4.00%                           8.27%
assets

Total risk-based capital to risk-          8.00%                           9.17%
adjusted assets

Tier 1 capital as a % of average           4.00%                           6.97%
total assets

  The Bank's capital exceeds the minimum risk based guidelines adopted by the Federal Reserve Board.

                 BANCALABAMA, INC., AND SUBSIDIARY

                    PART II.  OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

            None.


Item 2.     CHANGES IN SECURITIES

            None.


Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


Item 5.     OTHER INFORMATION

            None.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 See Exhibit Index included herein on page 16.

            (b)  Reports on Form 8-K.

                 The Registrant did not file any Current Reports on Form 8-K during the quarter ended September 30, 1995.

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

10.9    Amendment Number One to Registrant's 1989 Nonstatutory Stock Option
        Plan - F*

10.10 Cancellation of Incentive Stock Option Agreement between Registrant and William R. Collins cancelling the Incentive Stock Option Agreement dated January 22, 1990 - F*

10.11 Cancellation of Incentive Stock Option Agreement between Registrant and Jean D. Snead cancelling the Incentive Stock Option Agreement dated January 22, 1990 - F*

10.12 Cancellation of Incentive Stock Option Agreement between Registrant and Robert F. Harwell, Jr., cancelling the Incentive Stock Option Agreement dated September 14, 1992 - F*

10.13   Nonstatutory  Stock  Option  Agreement  dated  February   1,  1994,
        granting William R. Collins an option to purchase 40,000 shares of the Registrant's Common Stock - F*

10.14   Nonstatutory   Stock  Option  Agreement  dated  February  1,  1994,
        granting Jean D. Snead an option to purchase 10,000 shares of the Registrant's Common Stock - F*

10.15   Nonstatutory  Stock  Option   Agreement  dated  February  1,  1994,
        granting Robert F. Harwell, Jr., an option to purchase 10,000 shares of the Registrant's Common Stock - F*

10.16 Amendment No. 1 to the Nonstatutory Stock Option Agreement with William R. Collins dated January 22, 1990, reducing the exercise price of such option from $11.75 per share to $10.00 per share - F*

10.17   Nonstatutory Stock Option Agreement dated July  17,  1995, granting
        Steven   R.  Townson  an  option  to  purchase  25,000  shares   of
        Registrant's Common Stock - page 19*

27.1    Financial Data Schedule - page 25

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


                              BANCALABAMA, INC.


DATE:  November 13, 1995      By:      William R. Collins
                                 --------------------------------
                                   William R. Collins
                                   Chief Executive Officer


DATE:  November 13, 1995      By:      Michael J. Williams
                                 --------------------------------
                                   Michael J. Williams
                                   Chief Financial Officer