Form 10-K
period 1995-12-31
BANCALABAMA INC
filed 1996-04-01
CIK 814575

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

          Commission file number 33-14391

                        BANCALABAMA, INC.
- ---------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Delaware                                      63-0945419
- ---------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

Post Office Box 293, Huntsville, Alabama                  35804
- ---------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

The registrant's telephone number including area code:     (205)533-5548
                                                        -------------------

Securities registered pursuant to Section 12(b) of the Act:          None.
                                                                   --------
Securities registered pursuant to Section 12(g) of the Act.          None.
                                                                   --------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  / X /   No  /   /

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of February 28, 1996, there were 703,122 shares of registrant's Common Stock, $1.00 par value, outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,870,543, based on the price at which such stock sold on February 14, 1996, assuming that all shares beneficially held by officers and members of the registrant's Board of Directors are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.


                DOCUMENTS INCORPORATED BY REFERENCE

Documents                                  Form 10-K Reference
- ---------                                  --------------------

Portions of the BancAlabama, Inc.,
1995 Annual Report to Shareholders         Part II, Part IV

                              PART I

ITEM 1.  BUSINESS
- -----------------
General
- -------

     BancAlabama, Inc. (the "Company") is a one-bank holding company with headquarters in Huntsville, Alabama. The Company was formed as a Delaware corporation on December 5, 1986, for the purpose of holding all the capital stock of a proposed subsidiary, BankAlabama-Huntsville (the "Bank"). The Federal Reserve Bank of Atlanta approved the Company's application to become a bank holding company on June 14, 1987. The Company does not engage in any significant activity other than holding the stock of the Bank and operating a commercial banking business through the Bank. The Bank has established BancAlabama Financial Services, Inc., an Alabama subsidiary for sales of annuities, mutual funds, and insurance policies.

Bank Activities
- ---------------

     The Bank is a state banking corporation organized under the Alabama Banking Code. The Superintendent of Banks of the State of Alabama (the "Superintendent") gave final approval to the Bank's charter on April 1, 1988. The Federal Deposit Insurance Corporation ("FDIC") approved the Bank's application for federal deposit insurance on March 19, 1987. The Bank opened for business on April 4, 1988.

     The Company expanded beyond its main offices in 1991 by opening several branch locations and supermarket branches. All three branch locations and three of the supermarket branches are located in Huntsville, Alabama. A fourth supermarket branch, opened in July 1994, is located in Madison, Alabama. Another supermarket branch, located in Decatur, Alabama, was sold on August 1, 1994. A traditional branch was opened in the Big Cove area near Huntsville, Alabama, on January 6, 1996.

     In February of 1993, the Bank established BancAlabama Financial Services, Inc. ("BFS"), a wholly-owned Alabama subsidiary corporation. The subsidiary acts as an agent for sales of various types of annuities, mutual funds and insurance policies. At year-end 1992, BFS received state insurance, state banking and FDIC approval to market annuities and health, long-term disability, and other types of insurance. During 1993, BFS received a securities agency license in order to market mutual funds. During 1995, BFS obtained licenses to provide discount brokerage services. Neither BFS nor the Bank sells insurance or securities, but rather has contracted with a licensed outside sales firm for this service.

Products and Services
- ---------------------

     The Bank offers a broad range of commercial and consumer banking services to businesses, individuals and state and municipal governments and their agencies. Management's marketing approach places emphasis on serving the needs and objectives of small-to-medium size businesses and middle-to-upper income individuals. While the Bank's clients come primarily from this segment of the market, the Bank offers banking services to the entire community, and Management uses its best efforts to comply with the letter and the spirit of the Community Reinvestment Act of 1977.

     The Bank's products include business and personal checking accounts, money market accounts, savings accounts, certificates of deposit, individual consumer loans, business loans, mortgages on commercial and residential real estate, rental of safety deposit box facilities, travelers checks, credit card privileges and letters of credit. The Bank also offers general banking advice and consultation to the public, brokerage of credit life and accident insurance to its customers, and other client convenience and community-oriented services.

     The Bank has developed relationships with correspondent banks to offer additional services which may be requested by the Bank's clients. The Bank does not offer trust services or international banking services. If the Bank decides to offer trust services in the future, additional governmental regulatory approval will be required.

Competition
- -----------

     Commercial banking is a highly competitive industry and the Bank has faced significant competition in its market area. There are currently eight commercial banks and three major credit unions competing for banking business in the Bank's market area. The Bank competes directly with each of these financial institutions, as well as with other providers of financial services, including other credit unions, savings and loan associations, finance companies, insurance companies, mortgage companies, and securities brokerage firms. Many of the entities with which the Bank competes have a longer operating history and greater financial resources than the Bank.

     There is significant competition among bank holding companies in Alabama. On July 1, 1987, the Alabama Regional Reciprocal Banking Act of 1986 became effective, permitting the acquisition of Alabama banks or bank holding companies by banks or bank holding companies outside the State of Alabama. Management anticipates that the intense competition for banking business among bank holding companies in Alabama will continue if additional regional bank holding companies enter Alabama through acquisition of local bank holding companies and savings and loan institutions. Such competition may also increase as a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficient Act of 1994, which permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state and permits banks to merge with one another across state lines.

Employees
- ---------

     The Company and the Bank have approximately 61 full-time employees and 14 part-time employees at December 31, 1995, 18 of whom are officers. All of the employees are engaged in the operations of the Bank.

Supervision and Regulation
- --------------------------

     THE COMPANY. The Company is a "bank holding company" under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered with, and subject to supervision by, the Federal Reserve. As a bank holding company, the Company is required to file an annual report and such additional information as the Federal Reserve may require pursuant to the

BHC  Act.   The Federal Reserve  may  also  examine  the  Company  and  its subsidiary.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company.

     With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The Company has no present plans to engage in any activities other than managing and controlling the Bank.

     The BHC Act also prohibits a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit or the lease or sale of property or the furnishing of services. In addition, certain limitations on the extension of credit and other transactions by and between Federal Reserve member banks and other affiliates (including any holding company of which such bank is a subsidiary and any other subsidiary of such holding company) are imposed by the Federal Reserve Act.

     The Federal Reserve amended Regulation Y in 1992 to increase the authorized activities of bank holding companies. These amendments permit bank holding companies to engage in full service securities brokerage services, certain financial advisory activities, higher residual value leasing activities, and providing investment advice to customers regarding the purchase and sale of shares of investment companies advised by a holding company affiliate.

     THE BANK. The Bank is a state bank organized under the Alabama Banking Code, and its deposits are insured by the FDIC up to the maximum amount permitted by law. The Bank is subject to regulation, supervision, and regular examination by the Superintendent and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the Bank's business, its loans and investments, reserves against deposits, interest rates payable on certain deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the location of branch offices and certain facilities.

     To encourage regulated financial institutions to help meet the credit needs of their local community, including low and moderate income neighborhoods, consistent with the safe and sound operations of such financial institutions, the Community Reinvestment Act of 1977 and the regulations of the Federal Reserve and FDIC implementing that Act provide that the records of the regulated financial institutions will be assessed by the appropriate regulatory authority and that such records will be taken into account in connection with applications for establishment of domestic branches, for merger or acquisition of assets and assumption of liabilities of banks, and in the case of a bank holding company, for the acquisition of ownership or control of shares or assets of a bank or to merge with any other bank holding company.

     The Depository Institutions Deregulation and Monetary Control Act of 1980 ("DIDA") phased out the ceilings on the rate of interest that may be paid on deposits by banks and savings and loan associations. DIDA imposes reserve requirements on all transaction accounts (demand deposit accounts, NOW accounts and savings accounts subject to automatic transfer) and non-personal time deposits for all depository institutions, including banks, regardless of whether these are members of the Federal Reserve System.

     The Garn-St. Germain Depository Institutions Act of 1982 (the "Garn-St. Germain Act") also affects the Bank's business and competitive position. The Garn-St. Germain Act permits banks and savings and loan associations to offer a money market deposit account without an interest rate limit. The account is regulated as to minimum balance, the number of monthly transfers and other matters.

     The Financial Institutions, Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August of 1989. FIRREA permits bank holding companies to acquire healthy and failed savings and loan institutions and to make such acquisitions without interstate barriers. FIRREA also allows, with certain exceptions, bank holding companies to merge such acquired savings and loans into their existing commercial banks and subsidiaries. Among the other major regulatory reforms contained in FIRREA, the Act imposes stronger capital standards for savings and loan institutions and stronger civil and criminal enforcement provisions. FIRREA also provides that a FDIC insured depositary institution can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the commonly controlled FDIC insured depositary institution or (b) any assistance provided by the FDIC to a commonly controlled FDIC insured depositary institution in danger of default. The deposit insurance assessment rates for banks and savings and loan institutions were substantially increased by FIRREA.

     As a result of the Bank Insurance Fund "(BIF") reaching its target level so the fund was recapitalized, the FDIC Board of Directors ("FDIC Board") adopted lower assessment rates for most BIF members. This is intended to achieve the fundamental goals of risk-based assessment rates, which are to reflect the risk posed to the insurance fund by insured institutions and to provide institutions with incentives to control risk-taking. The FDIC Board's assessment rate schedule provides lower assessment rates for all but the riskiest BIF-insured institutions upon the recapitalization of the BIF. It was determined that the fund reached its target level and was recapitalized during the second quarter of 1995. As a result, the FDIC reduced the assessment range to .0% to .27% of the bank's insured deposits (with a minimum of $2,000 annually). Refunds of over-assessments were made in September 1995.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted in December of 1991. FDICIA revised the bank regulatory insurance coverage and funding provisions of the Federal Deposit Insurance Act and made revisions to several other banking statutes. FDICIA requires the FDIC to develop and implement a system of risk-based premiums for federal deposit insurance based upon the probability that the deposit insurance fund will incur a loss with respect to an insured institution. Insured depository institutions will be subject to additional audit and reporting requirements, as well as to an annual on-site examination by their primary federal regulatory agency. FDICIA requires the federal regulatory agencies to devise rules requiring depository institutions to disclose the fair market value of their assets and to report off-balance sheet items on their financial statements. Each federal banking agency is required to establish standards relating to internal controls, internal audit systems, credit underwriting, interest rate exposure, asset growth, compensation, maximum ratios of classified assets to capital, and other standards. Finally, FDICIA established bank ratings based upon minimum capital adequacy requirements. Under the established formulas, undercapitalized institutions will be subject to more stringent regulation and supervision than well-capitalized or adequately capitalized institutions.

     In 1992, the FDIC amended its regulations limiting extensions of credit by insured nonmember banks to their executive officers. It requires that extensions of credit to the bank's executive officers be reported to the bank's board of directors, that extensions to executive officers only be made if the bank would be authorized to make the extensions to borrowers other than its executive officers, that the terms of credit not be more favorable than those afforded other borrowers, and that the extensions of credit be due and payable on the bank's demand if the executive officer becomes indebted to any other bank in an amount that could not be extended to such officer by his or her own bank. In addition, loans to executive officers for purposes other than education and home mortgages are limited to the greater of 2.5% of the bank's capital and unimpaired surplus or $25,000, but in no event may such extension of credit exceed $100,000. Effective December 28, 1994, a bank may extend credit to an executive officer of the bank exceeding the limits stated above provided the extension of credit is secured by:

          (1) A perfected security interest in bonds, notes, certificates of indebtedness, or Treasury bills of the United States or in such other obligations fully guaranteed for principal and interest by the United States;

          (2) Unconditional takeout commitments or guarantees of any department, agency, bureau, board, commission, or establishment of the United States or corporation wholly-owned directly or indirectly by the United States; or

          (3) A perfected security interest in a segregated deposit account at the bank.

     The FDIC approved a risk-based premium system effective January 1, 1993. The risk-based system assigns deposit insurance premiums based on capital adequacy and supervisory evaluations. Institutions are placed into one of three capital categories: well-capitalized, adequately capitalized, and less than adequately capitalized. Within each of the three capital groups, there are three subgroups based on the FDIC's judgment of the risk posed by each institution. The premium paid by an institution varies based on the capital adequacy and supervisory evaluation categories into which it falls. The premium schedule is updated every six months.

     The Federal Bank regulators adopted final "prompt corrective action" rules, effective December 19, 1992. The final rules define the relative capital measures for the categories of well-capitalized, adequately capitalized, undercapitalized, and significantly undercapitalized, to be the ratio of total capital to risk-weighted assets, the ratio of Tier 1 capital to risk-weighted (the leverage ratio) assets, and the ratio of Tier 1 capital to total average assets. The ratio of tangible equity to total assets is the sole relevant capital measure for defining the critically undercapitalized category. Once the capital category of an institution has been determined, the Federal Deposit Insurance Act applies two types of supervisory actions: actions mandated by the statute and actions the institution's regulator has discretion to take. The actions that may be taken by the institution's regulator include, but are not limited to, restricting the compensation paid to officers, increased monitoring of the institution, restricting the growth of assets, as well as other supervisory actions.

     The Federal bank and thrift supervisory agencies adopted uniform rules governing standards for real estate lending by banks and savings and loan associations effective March 19, 1993. These rules implement Section 304 of the FDICIA. The regulations generally provide that each institution must adopt and maintain written policies that establish appropriate limits and standards for loans secured by liens on or interests in real estate, or that are made for the purpose of financing improvements to real estate. These policies must be consistent with safe and sound banking practices, must be appropriate to the size of the institution and to the nature of its operations, and must be reviewed at least annually by the institution's board of directors. These lending policies must establish: (1) portfolio diversification standards; (2) underwriting standards; (3) loan administration procedures; and (4) documentation, approval and reporting requirements. Each institution must monitor the real estate market in its lending area to ensure that its policies continue to be appropriate, and must maintain policies that reflect consideration of the Interagency
Guidelines for Real Estate Lending Policies, which were adopted in conjunction with the regulations.

     In December, 1993, the FDIC approved final rules implementing the FDICIA restrictions on activities of insured state banks and their majority-owned subsidiaries. These rules implement Section 24 of the Federal Deposit Insurance Act, which generally prohibits state banks from engaging "as principal" in any activity not permitted for a national bank. A bank may, however, engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance fund. The new regulation provides several exceptions to the general prohibition, including guarantee activities, activities closely related to banking under the BHC Act, securities activities conducted through a bank subsidiary, and specified equity investments held by a majority owned subsidiary of the bank. The FDIC clarified that, because the rule defines the term "as principal" to exclude agency activities, a state bank can, without prior FDIC consent, operate insurance agencies, securities brokerage firms, real estate agencies, travel agencies, financial planning services, and certain other agencies as long as those activities are authorized by state law.

     In late 1994, the Riegle-Neal Interstate Banking and Branching Efficient Act of 1994 and the Riegle Community Development and Regulatory Improvement Act of 1994 ("CDBA") were enacted into law. The Interstate Banking Act provides that one year after enactment, adequately capitalized and managed bank holding companies may acquire control of a bank in any state. Acquisitions are subject to provisions that cap at 10% the portion of the nation's bank deposits a single organization may control. Statewide deposit concentration is capped at 30%, unless the state waives this cap. Beginning on June 1, 1997, or earlier if authorized by a state, banks may merge with one another across statelines, subject to concentration, capital and community reinvestment act requirements and regulatory approval.

     The CDBA creates a community development financial institutions fund to promote the formation and expansion of limited purpose community development financial institutions (CDFIs). The CDFIs are charged with developing financial services, lending, and investment in distressed urban and rural areas in order to promote community development in targeted areas. Federal funds in the form of grants, equity infusions, loans or deposits may be provided to certain institutions selected on the basis of community need, community representation in the institution's management, ability to leverage private funds, extent of targeting to low income populations, and the strength of the institution's proposed strategic revitalization plan. The CDBA also contains provisions designed to reduce the regulatory, documentary and filing burdens previously imposed on bank holding companies and banks.

     There are presently pending before the United States Congress legislative proposals concerning the banking industry. Bills may be introduced in Congress or the Alabama State Legislature in the future concerning the regulation of the banking industry, deposit insurance, and the powers of financial institutions. The Company is unable to predict whether such proposals will be adopted or the effect adopted legislation would have on the business and financial condition of the Company or the Bank.

Economy and Government Monetary Policy
- --------------------------------------

     Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans to customers and its securities constitute the major portion of the bank's earnings. Thus, the earnings and growth of bank loans, securities and deposits of the Bank as well as rates charged on loans or paid on deposits are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States Government securities, the discount at which members may borrow, the reserve requirements on member bank deposits, and funds availability regulations. In view of the changes in the national economy and money markets, as well as in the monetary and fiscal policies of the United States and its agencies, the nature and timing of changes and their effect on the interest rates, level of deposits, and demands for loans of the Bank cannot be predicted.

Selected Statistical Information
- --------------------------------

     The following tables set forth certain selected statistical information concerning the business and operations of the Company for the periods indicated. Average balances have been computed based upon daily average balances, except for the holding company, when average balances have been based on month-end balances.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The following table sets forth the Company's average assets, liabilities and shareholders' equity, interest income earned and interest expense paid, average rates and the net interest margin for the years ended December 31, 1995, 1994, and 1993.


                                                                      Year Ended December 31,
                                                                         ($ in thousands)
                                 ------------------------------     ------------------------------     ------------------------
                                            1995                               1994                            1993
                                 ------------------------------     ------------------------------     ------------------------
                                  Average   Income/   Yield/        Average   Income/   Yield/        Average   Income/  Yield/
                                  Balance   Expense    Rate         Balance   Expense    Rate         Balance   Expense   Rate
                                 --------   -------  -------       --------   -------   ------        -------   -------  ------
Assets
  Interest Earning Assets
     Federal Funds Sold          $ 3,407    $  199    5.84 %       $   705     $   32    4.54 %       $ 1,213   $   37   3.05 %
     Securities
       Taxable                    14,399       916    6.36          10,313        554    5.37          14,577      901   6.18
       Tax Exempt (1)                 12         1    8.33              12          1    8.33              12        1   8.33
     Loans (2)                    53,104     6,044   11.38          42,368      4,350   10.27          37,697    3,648   9.68
                                 -------     ------  -----          ------      -----   -----          ------    -----   ----
     Total Interest Earning
       Assets                     70,922     7,160   10.10          53,398      4,937    9.25          53,499    4,587   8.57
     Cash and Due From Banks       4,375                             3,946                              4,630
     Allowance for Loan                                                                                 (616)
       Losses                      (602)                              (561)
     Bank Premises and                                               3,635                              3,765
       Equipment, Net              3,581
     Accrued Interest                                                  534                                642
       Receivable                    832
     Other Assets                    917                               338                                200
                                 -------                           -------                            -------
       Total Assets              $80,025                           $61,290                            $62,120
                                 =======                           =======                            =======

Liabilities and Shareholders'
Equity
  Deposits
    Interest Bearing Demand      $25,652    $1,067    4.16 %       $24,234     $  773    3.19 %       $28,557   $  844   2.96 %
    Savings                        2,655        62    2.34           2,697         57    2.11           2,733       60   2.20
    Other Time                    32,330     1,995    6.17          16,979        844    4.97          14,886      839   5.64
  Federal Funds Purchased             77         4    5.19             574         22    3.83             203        7   3.45
  Debt                               892        87    9.75             974         80    8.21           1,051       82   7.80
                                 -------    ------    ----         -------     ------    ----         -------   ------   ----
    Total Interest Bearing
      Liabilities                 61,606     3,215    5.22          45,458      1,776    3.91          47,430    1,832   3.86
                                            ------    ----                     ------    ----                   ------   ----
  Noninterest Bearing
     Deposits                     12,112                            10,576                              9,976
  Accrued Expenses and Other
     Liabilities                     519                               274                                273
                                 -------                           -------                            -------
     Total Liabilities            74,237                            56,308                             57,679
  Shareholders' Equity             5,788                             4,982                              4,441
                                 -------                           -------                            -------
     Total Liabilities and
       Shareholders' Equity      $80,025                           $61,290                            $62,120
                                 =======                           =======                            =======
  Interest Rate Spread                                4.88 %                             5.41 %                          4.71 %
                                                      ====                               ====                            ====
  Net Interest Income/Margin                $3,945    5.56 %                   $3,161    5.92 %                 $2,755   5.15 %
                                            ======    ====                     ======    ====                   =======  ====

(1) Tax-exempt securities interest has not been computed on a tax equivalent basis.

(2)  Nonaccrual loans are included in the average loans presented above.

The following table presents the changes in the Company's net interest income as a result of changes in volume and rate from 1994 to 1995 and from 1993 to 1994.

                                                     Changes from                                Changes from
                                                   1994 to 1995 (1)                            1993 to 1994 (1)
                                             ---------------------------------           --------------------------------
                                                           Yield/                                      Yield/
                                             Volume         Rate       Total             Volume         Rate       Total
                                             ------        ------      -----             ------        ------      -----
                                                                           ($ in thousands)
Interest Income from
  Interest Earning Assets:
    Interest bearing deposits
       at banks                              $  123        $ 44         $  167           ($ 15)         $ 11       ($ 4)
    Securities -
       Taxable                                  219         143            362            (264)          (83)      (347)
       Tax Exempt                                 -           -              -               -            -           -

Loans                                         1,112         542          1,654             454           285        739
                                             ------        ----         ------            -----         ----       ----
  Total Interest Income from                 $1,454        $729         $2,183             ($8)         $396       $388
    Interest Earning Assets                  ------        ----         ------            -----         ----       ----

Interest Expense for
  Interest Bearing Liabilities:
    Deposits -
      Interest Bearing Demand                $   45        $249         $  294           ($128)         $ 57       ($71)
      Savings                                    (1)          6              5              (1)           (2)        (3)
      Other Time                                763         388          1,151             118          (113)         5
    Federal Funds Purchased                     (19)          1           (18)              13             2         15
    Debt                                         (7)         14              7              (6)            4         (2)
                                             -------       ----         ------           ------         -----      -----
      Total Interest Expense for             $  781        $658         $1,439             ($4)         $(52)      ($56)
         Interest Bearing Liabilities        ------        ----         ------           ------         -----      -----
Change in Net Interest Margin                $  673        $ 71         $  744             ($4)         $488       $444
                                             ======        ====         ======           ======         =====      =====

(1) This table show the change in net interest income for the comparative periods based either on changes in average balances or changes in average rates for interest earning assets and sources of funds on which interest is received or paid.

Securities
- ----------

      The following table presents the amount of securities by type (see Note 1 to Consolidated Financial Statements - Securities):

                                                                             December 31,
                                                        ---------------------------------------------------------------
                                                                   1995                                1994
                                                        ------------------------------     ----------------------------
                                                          Amount                  %          Amount                 %
                                                          ------                 ---         ------                ---
                                                                                 ($ in thousands)
U.S. Treasury Securities                                 $     -                     -%       $  869             10.33%

U.S. Government Agency and                                20,840                 98.15%        7,121             84.67%
  Corporate Obligations

Obligations of States and                                     15                  0.07%           13              0.16%
  Political Subdivisions

Mortgage-backed Securities                                   378                  1.78%          407              4.84%
                                                         -------                -------       ------            -------

      Total Securities                                   $21,233                100.00%       $8,410            100.00%
                                                         =======                =======       ======            =======


     The following table presents securities by maturity and the weighted average yields at December 31, 1995:


                                                                               Amount              Yield
                                                                               ------              -----
                                                                                    ($ in thousands)
U.S. Government Agency and Corporate Obligations                              $   493               4.34%
      One Year or Less                                                          8,476               6.12%
      One to  Five Years                                                       11,367               6.90%
      Five to Ten Years                                                           503               7.35%
      After Ten Years                                                             ---               -----
                                                                               20,839               6.53%
                                                                               ------               -----
Obligations of States and Political Subdivisions
      After Ten Years                                                              15               7.70%
Mortgage-backed Securities
      After Ten Years                                                             378               6.71%
                                                                                  ---               -----
          Total Securities                                                    $21,232               6.54%
                                                                              =======               =====

Loans
- -----
     The following table sets forth the composition of the loan portfolio:

                                                  December 31, 1995                           December 31, 1994
                                            ---------------------------------           ---------------------------------
                 ($ in thousands)              Amount                     %                Amount                     %
                 ----------------              ------                    ---               ------                    ---
Commercial, Industrial and
  Agricultural                                $13,895                 22.97%               $12,281                 25.98%

Real Estate-
   Construction                                11,029                 18.23%                 8,093                 17.12%
   Mortgage                                    27,575                 45.58%                20,737                 43.86%

Consumer                                        6,658                 11.01%                 5,782                 12.23%

Mortgage Loans Sold                             1,101                  1.82%                    69                  0.15%

Other                                             238                  0.39%                   318                  0.67%
                                              -------                -------               -------                ------

     Total Loans                              $60,496                100.00%               $47,280                100.00%
                                              =======                =======               =======                =======


     The following table presents loans as of December 31, 1995, the maturities of the loan portfolio, based upon contractual payment terms of the loans:

                                                              Over One                  Over
                                     One Year                  Through                  Five
              ($ in thousands)        or Less               Five Years                 Years                Total
              ----------------      ---------               ----------                 -------              -----
Commercial, Industrial and
  Agricultural                      $11,479                  $ 2,416                   $    -               $13,895

Real Estate -
  Construction                       10,040                      989                        -                11,029
  Mortgage                           18,778                    7,373                    1,424                27,575

Consumer                              2,443                    4,159                       56                 6,658

Mortgage Loans Sold                   1,101                        -                        -                 1,101

Other                                    75                      163                        -                   238
                                    -------                  -------                   ------               -------

     Total Loans                    $43,916                  $15,100                   $1,480               $60,496
                                    =======                  =======                   ======               =======

      For  loans  with   maturities  greater than one year, the following table
summarizes loans having pre-determined interest rates and loans having floating or adjustable interest rates at December 31, 1995:

                                                         Over One                                  Over
                                                         Through                                   Five
                 ($ in thousands)                       Five Years                                Years
                 ----------------                       ----------                                -----
Loans with Fixed Interest Rates                           $12,491                                 $  -

Loans with Floating or
  Adjustable Interest Rates                                   246                                  852
                                                          -------                                 ----

                                                          $12,737                                 $852
                                                          =======                                 ====

Allowance for Loan Losses
- -------------------------

      The following table sets forth certain information with respect to the allowance for loan losses for the years ended December 31, 1995 and 1994:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                                   1995         1994
                                                                                   ----         ----
                                                                                   ($ in thousands)
Balance at Beginning of Year                                                    $   505       $   596

Charge-offs:                                                                        (34)            -
  Real Estate                                                                      (181)         (163)
  Commercial                                                                       (111)         (166)
  Consumer                                                                      -------       -------

     Total Charge-offs                                                             (326)         (329)
                                                                                -------       -------
Recoveries:
  Real Estate                                                                         -             -
  Commercial                                                                          8            19
  Consumer                                                                           30            54
                                                                                -------       -------
     Total Recoveries                                                                38            73
                                                                                -------       -------
Net Charge-offs                                                                    (288)         (256)

Provision for Loan Losses                                                           377           165
                                                                                -------       -------
Balance at end of Year                                                             $594          $505
                                                                                =======       =======
Loans, at End of Year                                                           $60,496       $47,212
                                                                                =======       =======
Ratio of Allowance for Loan Losses to Net Loans at End of Year                    0.98%         1.07%
                                                                                =======       =======
Average Loans                                                                   $53,104       $42,368
                                                                                =======       =======
Ratio of Net Charge-offs to Average Loans Outstanding During
  the Year                                                                        0.54%         0.60%
                                                                                =======       =======
Ratio of Provision for Loan Losses to Net Charge-offs                           130.90%        64.45%
                                                                                =======       =======
Ratio of Allowance for Loan Losses at End of Year to Net Charge-offs            206.25%       197.27%
                                                                                =======       =======

- -------------------------------------

     Although the Company does not usually allocate its allowance for loan losses by type of loan, the following table represents Management's best estimate of the allocation of allowance for loan losses at December 31, 1995 and 1994, by type of loan.


                                                                             December 31,
                                                        ---------------------------------------------------------------
                                                                1995                               1994
                                                        ------------------------------   ------------------------------
                                                          Amount                   %        Amount                  %
                                                          ------                  ---       ------                 ---
                                                                                 ($ in thousands)
Commercial, Industrial and Agricultural                    $139                23.40%         $131              25.94%

Real Estate -
  Construction                                              110                18.52%           87              17.23%
  Mortgage                                                  276                46.46%          223              44.16%

Consumer                                                     67                11.28%           62              12.28%

Other                                                         2                 0.34%            2               0.39%
                                                           ----               -------         ----             -------

     Total Loans                                           $594               100.00%         $505             100.00%
                                                           ====               =======         ====             =======

Non-accrual and Past Due Loans
- -----------------------------

     The following table sets forth non-performing loans of the Company:

                                                        December 31,
                                              ------------------------------
                                                 1995                   1994
                                                 ----                   ----
                                               Amount                  Amount
                                               ------                  ------
                                                      ($ in thousands)

Non-accrual Loans                               $573                    $298

Loans Past Due 90 Days or More                   164                     250
                                                ----                    ----

                                                $737                    $548
                                                ====                    ====

Deposits
- --------

       The   following  table  summarizes  average  balance  and  average  rate information for deposit accounts for the years ended December 31, 1995 and 1994:


                                                                             December 31,
                                                        -----------------------------------------------------
                                                                   1995                               1994
                                                        -----------------------------    --------------------
                                                          Average            Average       Average    Average
                                                          Balance               Rate       Balance       Rate
                                                          -------            -------       -------    -------
                                                                             ($ in thousands)
Deposits:
  Noninterest Bearing Demand                              $12,112             -            $10,576         -
  Interest Bearing Demand                                  25,652            4.16%          24,234      3.19%
  Savings                                                   2,655            2.34%           2,697      2.11%
  Other  Time                                              32,330            6.17%          16,979      4.97%
                                                           ------                           ------
                                                          $72,749                          $54,486
                                                          =======                          =======

      The following table summarizes maturity information for time deposits greater than $100,000 at December 31, 1995:

                                                           ($ in thousands)
Three months or less                                             $ 5,837
Over Three Through Twelve Months                                   3,684
Over Twelve Months                                                 2,217
                                                                 -------
                                                                 $11,738
                                                                 =======

ITEM 2.  PROPERTIES
- -------------------

     The Company owns land and a building (the "Main Office") located in the downtown Huntsville commercial business district at the corner of Clinton Avenue and Monroe Street. The Main Office contains approximately 16,000 square feet of space which is occupied by the Bank. The Main Office has one drive-up automated teller machine. There are parking spaces adjacent to the Main Office.

     In addition to the Main Office, the Bank has four (4) branch locations. The first branch located on Drake Avenue, in Huntsville, has 1,980 square feet and is leased by the Company pursuant to a fifteen (15) year lease calling for monthly rental payments totalling $58,944 per year. The second branch is located on Moores Mill Road just outside the

Huntsville city limits. This branch has 1,200 square feet and is owned by the Company, subject to a $202,000 mortgage to First Tennessee Bank, N.A. The third branch is located on University Drive in Huntsville, and has 3,180 square feet. The Company owns the branch, subject to a $655,000 mortgage from First Tennessee Bank, N.A. The fourth branch is located on U.S. Highway 431, South, in Owens Cross Roads and has 2,396 square feet. The Company owns the branch.

     The Company also operates four supermarket branches as a sublicenser. Three are located in Kroger stores in Huntsville, and the fourth is located in a Kroger store in Madison, Alabama.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     None.

                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
- --------------------------------------------------------------

     There is no established public trading market for the Company's Common Stock. In January 1996, the Company's Common Stock was listed on the OTC Bulletin Board.

     As of February 28, 1996, the Company had approximately 327 holders of record of the Common Stock.

     The Company has paid no cash dividends since its inception. The Company is largely dependent upon dividends from the Bank for funds to pay dividends to the stockholders. The amount of dividends payable to the Company by the Bank are limited by the need to maintain adequate capital in the Bank. The Board of Directors of the Company presently intends to retain all earnings of the Bank and Company to finance the growth of the Bank. The Board of Directors does not intend to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

     The following table sets forth the selected financial data of the Company for the five years ended December 31, 1995.

                            Selected Consolidated Financial Data

                                                                       Years Ended December 31,
                                                        ---------------------------------------------------------------
                                                          1995          1994          1993          1992          1991
                                                          ----          ----          ----          ----          ----
                                                             (In Thousands, Except per Share Amounts)
Income Statement Data:
  Interest Income                                      $ 7,160       $ 4,937       $ 4,587        $ 5,282       $ 4,700
  Interest Expense                                       3,215         1,776         1,832          2,628         2,868
                                                       -------       -------       -------        -------       -------
  Net Interest Income                                    3,945         3,161         2,755          2,654         1,832
  Provision for Loan Losses                                377           165           547          1,094           724
                                                       -------       -------       -------        -------       -------
  Net Interest Income After
    Provision for Loan Losses                            3,568         2,996         2,208          1,560         1,108
  Noninterest Revenue                                      957           917         1,121            832           642
  Noninterest Expense                                    3,603         3,537         3,252          3,102         2,140
  Provision (Benefit) for
    Income Taxes                                           383           (28)         (175)             7          (40)
                                                       -------       -------       -------        -------       ------
  Net Income (Loss)                                       $539          $404          $252          ($717)       ($350)
                                                       =======       =======       =======        =======       =======
Average Balance Sheet Data (1):
  Total Assets                                         $80,025       $61,290       $62,120        $67,550       $55,451
  Total Earning Assets                                  70,922        53,398        53,499         58,206        47,217
  Loans                                                 53,104        42,368        37,697         40,663        34,716
  Allowance for Loan Losses                                602           561           616            625           404
  Total Deposits                                        72,749        54,486        56,152         60,951        48,668
  Debt                                                     892           974         1,051          1,121           528
  Shareholders' Equity                                   5,788         4,982         4,441          4,964         5,006

Per Common Share Data:
  Net Income (Loss)                                      $0.87         $0.66         $0.45         ($1.32)       ($0.67)
  Book Value at End of Period (2)                        10.27          8.13          8.58           7.93          9.22

Ratios:
  Net Income (Loss) to:
    Average Total Assets (1)                              0.67%        0.66%          0.41%         (1.06%)        (.63%)
    Average Shareholders' Equity (1)                      9.31%        8.11%          5.67%        (14.44%)       (6.99%)
  Average Shareholders' Equity
    to Average Assets                                     7.23%        8.13%          7.15%          7.35%         9.03%


(1) For 1993 through 1995, average balances have been computed based upon daily balances, except for the holding company, where average balances have been based on month-end balances. For 1991 and 1992, averages are month-end averages.

(2) Based upon the number of shares outstanding at the end of the period. Includes unrealized gain (loss) on securities available for sale totalling $37 and ($677) at December 31, 1995 and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------------------------------------

                              GENERAL

     BancAlabama, Inc. (the "Company") is engaged in the banking business through a wholly-owned subsidiary, BankAlabama-Huntsville (the "Bank"). The Bank commenced business on April 4, 1988. The Company currently has eight branch locations in addition to its main office. In February 1993, the Bank established BancAlabama Financial Services, Inc. ("BFS"), a wholly-owned subsidiary of the Bank. BFS contracts with a licensed outside sales firm to market annuities and mutual funds and to sell various insurance policies. During 1995, BFS obtained licenses to provide discount brokerage services.

                       RESULTS OF OPERATIONS

     The Company reported net income of $539,378, or $.87 per share, for 1995 compared to net income of $403,500, or $.66 per share, for 1994, and net income of $252,145, or $.45 per share, for 1993. The increase in net income in 1995, as compared to 1994, is primarily attributable to an increase in net interest income. This improvement was partially offset by increases in the provision for loan losses, noninterest expense, and the provision for income taxes. The increase in 1994, as compared to 1993, was due to an increase in the net interest income and a reduction in the provision for loan losses. These changes were offset by reduced noninterest revenue and benefit for income taxes and higher noninterest expenses. The income in 1993 was due primarily to a reduction in the provision for loan losses, a benefit for income taxes, and increases in noninterest income.

     The  following  table  sets  forth,  for  the  years  indicated,   the
percentage of interest income represented by certain items in the Company's consolidated statements of operations.

                                      1995         1994            1993
                                    ------------------------------------

Total Interest Income                100%            100%           100%

Total Interest Expense               (45)            (36)           (40)
                                    ------------------------------------
Net Interest Income                   55              64             60

Provision for Loan Losses             (5)             (3)           (12)

Noninterest Income                    13              17             24

Noninterest Expense                  (50)            (71)           (71)
                                    ------------------------------------
Income (Loss) before Income Taxes     13               7              1

Benefit (Provision) for Income Taxes  (5)               1             4

                                     -----------------------------------
Net Income (Loss)                      8%              8%             5%
                                     ====            ====           ====

     The following is an analysis of the financial performance of the Company's operations during the three years ended December 31, 1995. The first of the Bank's eight branches was opened in April of 1991, with the six additional branches being opened by November 30, 1991. Four of these branches opened in October and November, 1991. On July 25, 1994, the Bank opened a supermarket branch in a newly-constructed Kroger store in Madison, Alabama. On August 1, 1994, the Bank sold its supermarket branch in Decatur, Alabama to an unrelated financial institution, which acquired the Decatur branch's fixed assets, loans and deposits. On January 6, 1996, the Bank opened its ninth location, a traditional branch, in the Big Cove area near Huntsville, Alabama.

Net Interest Income and Margins
- -------------------------------

     The Company's net interest income increased by $783,996, or 24.8%, from 1994 to 1995, and the net interest margin decreased from 5.92% in 1994 to 5.56% in 1995.

     During 1995, the interest and fees earned on the Bank's assets increased due to an increase in the average balances of interest-earning assets and an increase in the yield of these assets. The cost of interest-bearing liabilities increased during 1995 due to an increase in the average balance of interest-bearing liabilities and an increase in the interest rates on interest-bearing liabilities.

     Average interest-earning assets increased by $17,524,000 in 1995 compared to 1994, while average interest-bearing liabilities increased $16,148,000 in 1995 compared to 1994. The average balance of loans increased $10,736,000 from 1994, with securities and federal funds sold increasing $4,086,000 and $2,702,000, respectively, from 1994 to 1995. Interest-bearing deposits increased $16,727,000 from 1994 to 1995 and noninterest bearing deposits increased $1,536,000. The increase in average deposits during 1995 improved the Bank's liquidity and was used to fund the increase in average interest-earning assets discussed above.

     The 33.5% increase in average deposits from 1994 to 1995 was primarily the result of management's effort to attract additional deposits to the Bank through expanding relationships with existing customers and establishing relationships with new customers. Competitive rates were offered on interest-bearing deposits, resulting in the large increase in time deposits. The Bank also offered new and innovative deposit products which attracted the attention of depositors and contributed to the increase in deposits during 1995. This increase in deposits, as well as the overall increase in interest rates since the beginning of 1994, has resulted in increased interest expense as compared to the prior year.

     Management continues to pursue loan and deposit growth, while focusing on the loan and deposit quality of the Bank, by considering programs to attract new customers and to obtain additional business from existing customers.

     The Company's net interest income increased by $405,643, or 14.7% from 1993 to 1994, and the net interest margin increased from 5.15% in 1993 to 5.92% in 1994.

     The interest and fees earned on the Bank's interest-earning assets increased during 1994, due to an increase in the yields in interest-earning assets and an increase in the average balances of these assets. The cost of interest-bearing liabilities declined during 1994 due to a decrease in the average balance of deposits. This was partially offset by an increase in the interest rates on interest-bearing liabilities.

     Average interest-earning assets decreased by $101,000 in 1994 compared to 1993, while average interest-bearing liabilities decreased $1,972,000 in 1994 compared to 1993. The yield on interest-earning assets increased 68 basis points, while the rate on interest-bearing liabilities increased 5 basis points. The average balance of loans increased $4,671,000 from 1993, while the average balance of interest-bearing deposits declined $2,266,000 from 1993. The average balance of securities decreased $4,264,000 from 1993. During 1994, the Company reduced the balance of federal funds sold, increased the balance of federal funds purchased and sold securities in an effort to help fund the increase in loans.

     The declines in the average balances of interest-bearing deposits and securities as compared to 1993 are partially the result of the maturity of other time deposits during the second quarter of 1993. These higher rate instruments were offered in 1991 in conjunction with the opening of the Company's new branches. Upon maturity, depositors withdrew these balances. The withdrawals were funded through sales from the securities portfolio. Balances during the first and second quarters of 1993 were higher prior to these transactions. Management attempted to be competitive with deposit products and rates which resulted in the $2,093,000 increase in the average balance of other time deposits during 1994.

Noninterest Income
- ------------------

     Noninterest income increased $40,904, or 4.5% from 1994 to 1995. Gains on sales of other real estate and other loan assets, net of losses, increased $21,069, due to the sale of one property during the first quarter of 1995. Other noninterest revenue from BFS increased $21,838, or 52.2% from 1994 to 1995. These improvements were partially offset by the reduction in the gain on disposition of the bank branch. The gain resulted from the August 1994 disposition of the Bank's Decatur branch. There was no such gain during 1995.

     In 1994, noninterest income decreased by $242,613, or 21.7%, from 1993. Net gains on the sales of securities decreased by $260,531, or 97.5%, in 1994. The Company recorded a gain on the disposition of the Decatur bank branch totalling $17,476. Income from service charges, net of refunds, and other noninterest revenue were comparable to 1993.

Noninterest Expense
- -------------------

     Noninterest expense increased $66,622, or 1.9% from 1994 to 1995. Salaries and employee benefits increased by $102,946, or 6.4%, in 1995, primarily as a result of additional employees. Occupancy expenses decreased $44,463, primarily the result of free rents provided in connection with the supermarket branches. As a result of the capitalization of the deposit insurance fund, Federal Deposit Insurance Corporation assessments were both refunded and reduced during 1995. This resulted in a $63,918, or 42.9% decrease in FDIC insurance premiums expense. Other noninterest expenses increased $68,057, or 5.0% from 1994 to 1995, primarily due to the increase in loan and deposit accounts and activity. Loan processing expenses increased approximately $35,000 due to the increase in loans and costs incurred in a home equity line promotion. Supplies and correspondence processing fees increased approximately $44,000 due to the increased volume of account transactions. These increases were partially offset by a decrease in telephone expenses.

     In 1994, noninterest expense increased by $284,814, or 8.8%, compared to 1993. Salaries and employee benefits increased $87,816, or 5.8%, in 1994. Occupancy expenses increased $16,462, or 3.9%, compared to 1993. Other noninterest expense increased $245,483, or 22.2%, due primarily to higher data processing costs and related equipment depreciation, due to a change in the Bank's data processing system implemented in July 1993. These increases were offset by the absence of data processing system conversion expenses and a lower Federal Deposit Insurance Corporation assessment.

     In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement" or "SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," which is effective for fiscal years beginning after December 15, 1992. This Statement focuses principally on postretirement health care benefits. The Company does not offer postretirement benefits to either current or former employees. Therefore, this Statement did not have an impact on the Company's financial position or results of operations.

Provision for Income Taxes
- --------------------------

     The provision (benefit) for income taxes was $382,600 in 1995, compared to ($27,800) in 1994 and ($175,000) in 1993. The Company adopted SFAS No. 109 "Accounting for Income Taxes" in 1993. Deferred tax liabilities recognized for taxable temporary differences totalled $160,000 at December 31, 1995. Deferred tax assets recognized for deductible temporary differences and loss carryforwards totalled $8,000 and $207,000 at December 31, 1995 and 1994, respectively. No valuation allowance was considered necessary. These deferred tax assets were recorded through benefits for income taxes of $32,000 and $175,000 during 1994 and 1993, respectively.

     The Bank had available at December 31, 1994, unused operating loss carryforwards of approximately $890,000, which were applied against federal taxable income during 1995.


                           ASSET QUALITY

Securities Available for Sale
- -----------------------------

     The Bank maintains a portfolio of securities comprised primarily of U.S. government agency issues. The portfolio is designed to enhance liquidity while providing acceptable rates of return. To this end, the Bank invests in high grade investment quality securities with acceptable yields and varied maturities.

     Effective  January   1,  1994,  the  Company  adopted  SFAS  No.  115,
"Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires, among other things, that investments in all debt securities and equity securities with readily determinable market values be classified as held-to-maturity, available-for-sale or trading securities.

Based on those categories, certain unrealized gains and losses are included in earnings or reported as a component of stockholders' equity.

     At January 1, 1994, all securities were classified as available-for-sale. The effect of adopting SFAS No. 115 resulted in an unrealized gain on securities available-for-sale of $107,340. An unrealized loss on securities available-for-sale of $677,348 was recorded at December 31, 1994. The change in the net unrealized gain (loss) on securities available-for-sale during 1994 was a loss of $784,688. At December 31, 1995, an unrealized gain on securities available-for-sale of $62,248 was recorded. The change in the net unrealized gain (loss) on securities available-for-sale during 1995 was a gain of $739,596.

     Securities averaged $14,411,000 during 1995, an increase of $4,086,000, or 39.6%, from 1994 to 1995. This increase resulted from the improved liquidity of the Bank achieved from the increase in average
deposits  discussed  in  "Net  Interest  Income  and Margins"  above.   The
increase in the balance of the securities portfolio, coupled with the decrease in interest rates during the last half of 1995, increased the market value of the portfolio resulting in a net unrealized gain on available-for-sale securities at December 31, 1995.

     Securities averaged $10,325,000 during 1994, a decrease of $4,264,000, or 29.3%, from 1993. The decrease resulted primarily from the sale of securities to fund loan demand and the need to sell securities during the second quarter of 1993 to fund the decrease in other time deposits discussed in "Net Interest Income and Margins" above. The effect of adopting SFAS No. 115 and the resulting unrealized loss on securities which was recorded during 1994 also resulted in a decrease in the average balance of securities during 1994. As interest rates increased, the market value of the available-for-sale portfolio declined.

Loans
- ------

     The Bank offers commercial lending services, including lines of credit, revolving credit, term loans, real estate loans and other forms of secured financing. The Bank also offers installment and other personal loans, home improvement loans, automobile loans, boat loans, and other consumer financing and mortgage loans. Average loans increased by $10,736,000, or 25.3%, from 1994 to 1995. Loan demand was strong and loan growth was steady throughout 1995.

     The Bank's loan policy addresses the type of loans the Bank offers and the trade area of the prospective customers. Under that policy, the loans are graded at the time they are made by the loan officer, then the loans are reviewed by other officers to determine if the grade is proper. This determines the allocation of reserve, if any, in comparison to risk. The Bank allocates a portion of the allowance for loan losses on a monthly basis, as determined by the grading program covering the risks there may be for the Bank. See "Provision for Loan Losses/Allowance for Loan Losses" below.

     The Bank's strategy in the lending program is to make use of its expanded branch network to develop more consumer loans. The loan mix should reflect an increase in consumer loans as more emphasis is placed by the Bank on this type of banking. The benefits of a split consumer/commercial loan mix include higher yielding loans and a more diversified credit risk.

     The  risks  involved  in  the real estate portion of the portfolio are
mainly  in  the  speculative  construction   and  development  area.
Residential real estate should be, for the most part, of an amortizing nature with proper loan-to-values and less subject to market fluctuations than commercial real estate. The Bank adopted a real estate policy in March of 1993 which tightened acceptable loan-to-value ratios for different types of real estate credit, outlined underwriting criteria for construction and permanent real estate loans and emphasized the support of income/cash flow, and more clearly defined documentation requirements.

Provision for Loan Losses/Allowance for Loan Losses
- ---------------------------------------------------

     Management establishes an allowance for loan losses based upon a monthly review of the loan portfolio. The provision for loan losses represents Management's determination as to the amount necessary to be provided to the allowance for loan losses to bring it to a level which is considered adequate in relation to the risk of future losses inherent in the loan portfolio. While it is the Company's policy to charge off in the current period those loans in which a loss is considered probable, there also exists the risk of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, Management's judgment as to the adequacy of the provision is necessarily approximate and imprecise.

     In assessing adequacy, Management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. See "Supervision and Regulation" above. In evaluating the allowance for loan losses, Management also considers the Company's loan loss experience, the amount of past due and non-performing loans, current economic conditions, and other appropriate information.

     In 1995, the Company provided $377,000 to the allowance for loan losses, compared to $165,000 and $547,141 in 1994 and 1993, respectively.

     The allowance for loan losses at December 31, 1995 was $594,095, or .98% of gross loans, compared to $505,125, or 1.07% of gross loans at
December 31, 1994. Management believes that the allowance for loan losses at December 31, 1995, is adequate to absorb known risks in the portfolio based upon the Company's expectations. No assurance can be given, however,
that  increased  loan   value,   adverse   economic   conditions  or  other
circumstances will not result in increased losses in the Company's loan portfolio.

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that certain impaired loans be measured at the present value of expected future cash flows discounted at the loan's original effective interest rate or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The effect of discounting is considered as a reserve which is a part of the allowance for loan losses. Prior to the adoption of SFAS No. 114, impaired loans were measured based on expected, undiscounted future cash flows, or the fair value of the collateral if the loan was collateral dependent.

     The implementation of SFAS No. 114 did not have an impact on the Company's financial position or results of operations. At December 31, 1995, the total recorded investment in impaired loans was approximately $750,000, of which approximately $565,000 was on a nonaccrual basis. At December 31, 1995, there was a related allowance for loan losses for the impaired loans of approximately $159,000 included in the total allowance for loan losses. A change in the allowance for loan losses related to impaired loans is recorded under the bad debt expense method whereby changes in the carrying value of impaired loans are considered as an adjustment to the provision for loan losses. The average recorded balance of impaired loans during 1995 was approximately $595,000. The Company recognizes interest income on impaired loans on an accrual basis, except for nonaccrual loans which are recognized on a cash basis. For 1995, the Company recognized interest income on impaired loans totalling approximately $36,000 and received interest payments totalling approximately $52,400 on impaired loans.

Non-Performing Assets
- ---------------------

     Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, and other real estate. In addition to amounts disclosed as non-performing assets at December 31, 1995, performing loans having an aggregate balance at that date of approximately $989,000 were classified as substandard by regulatory examiners as of the most recent examination.

     It is the policy of the Company to discontinue the accrual of interest on a loan when Management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. All accrued interest on the nonaccrual loans has been reversed. The amount of interest income that would have been recorded during 1995 and 1994 if nonaccrual loans had been current in accordance with their original terms was approximately $45,700 and $41,300, respectively. No interest income is recorded on nonaccrual loans.

     The Company's policy regarding other real estate and other loan assets provides that losses be assessed and charged to allowance for loan losses at the time the Bank takes possession of the asset and places it in other real estate and other loan assets. Other real estate is recorded at the lower of the loan balance or estimated fair value, less any disposal costs. Any gain or loss upon disposal is recorded as gain or loss on the sale of other real estate and other loan assets. Other real estate and other loan assets increased by $112,195, or 137.1%, in 1995 to $194,000.

                             DEPOSITS

     The principal sources of funds for the Bank's loans and securities portfolio are demand, time, savings and other deposits. The Bank offers a variety of deposit products, including checking and NOW accounts, savings and time accounts, certificates of deposit and money market accounts. Although in some instances time deposits greater than $100,000 may be more sensitive to changes in interest rates, substantially all of the Bank's deposits are derived from within its primary service area. The Bank does not have any brokered deposits.

     Deposits averaged $72,749,000 during 1995, an increase of $18,263,000 or 33.5%, from 1994. This increase is primarily the result of increases in other time and noninterest bearing deposits. Other time deposits increased as a result of Management's efforts to provide new and innovative deposit products and competitive interest rates to customers. The overall increase in deposits also resulted from increased business development efforts to initiate and increase business with new and existing customers.

                             LIQUIDITY

     Liquidity is an essential factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Management seeks to maintain adequate liquidity to meet conditions that might reasonably be expected to occur.

     Liquidity  also  requires asset/liability  management  in  order   to
maximize net yields without compromising the Bank's ability to meet day-to-day cash flow requirements. The Company's asset/liability management program recognizes the need to avoid wide swings in net interest margins that may result from fluctuating interest rates and mismatches in the asset and liability maturities.

Interest Rate Sensitivity
- -------------------------

     A factor in determining the effect that fluctuating interest rates will have on net interest income is the relationship of rate sensitive earning assets to rate sensitive interest-bearing liabilities. Rate sensitive earning assets and interest-bearing liabilities are those which can be repriced to current market rates within a relatively short time period. Although there is no way of knowing with any degree of certainty what interest rates will do, the Bank seeks to position itself to adjust quickly to whatever the economy might bring.

     The table below shows the Company's rate sensitive position at December 31, 1995, as measured by gap analysis (the difference between the earning asset and interest-bearing liability amounts eligible to be repriced to current market rates in subsequent periods). The December 31, 1995 table shows that the Company has a negative gap in the first three months, which indicates that the liabilities will reprice faster than assets. The interest rate sensitivity analysis includes substantially all interest-bearing demand deposits and savings deposits repricing in the first three months. While this is technically correct, in reality, the repricing and maturity of these balances is longer than presented on the table. As rates change, Management is evaluating the gap. The Company's targeted gap range is for rate sensitive assets to equal rate sensitive liabilities. The Company is moving to make more fixed rate loans as interest rates have been decreasing. The Company is also repricing its liabilities as it can, encouraging customers to leave liabilities with the Bank for longer periods of time. There is no hedging.

                                    Interest Rate Sensitivity Analysis
                                             December 31, 1995

                                                                     Interest Sensitive Within
                                               ------------------------------------------------------------------------
                                               0-3 Month     4-12 Months     1-5 Years        >5 Years            Total
                                               ---------     -----------     ---------        --------            -----
                                                                         ($ in thousands)
Assets
Earning Assets:
  Federal funds sold                           $ 3,247       $     -           $     -          $     -         $ 3,247
  Securities                                     4,565         9,396             7,272                -          21,233
  Loans                                         39,428         6,379            12,736              852          59,395
  Less allowance for loan losses                    -              -                 -             (594)           (594)
                                               -------       -------           -------          --------        -------
Total earning assets                           $47,240       $15,775           $20,008          $   258         $83,281
Cash and other assets                                -             -                 -           14,665          14,665
                                               -------       -------           -------          -------         -------
                                               $47,240       $15,775           $20,008          $14,923         $97,946
                                               =======       =======           =======          =======         =======
Liabilities and Shareholders' Equity
  Interest bearing demand deposits             $30,711       $     -           $     -          $     -         $30,711
  Savings deposits                               2,593             -                 -                -           2,593
  Certificates Under $100,000                   11,846         9,331             7,864               21          29,062
  Certificates Over $100,000                     6,087         3,684             2,218                -          11,989
  Debt                                              18           839                 -                -             857
                                               -------       -------           -------          -------         -------
Total interest bearing liabilities             $51,255       $13,854           $10,082          $    21         $75,212

Noninterest bearing demand deposits                  -             -                 -           14,848          14,848
Other liabilities                                    -             -                 -              767             767
Shareholders' equity                                 -             -                 -            7,119           7,119
                                               -------       -------           --------         -------         -------
                                               $51,255       $13,854           $10,082          $22,755         $97,946
                                               =======       =======           =======          =======         =======
Rate sensitivity gap                           ($4,015)      $ 1,921           $ 9,926          ($7,832)        $     -
                                               =======       =======           =======          =======         =======
Cumulative sensitive gap                       ($4,015)      ($2,094)          $ 7,832          $     -
                                               =======       =======           =======          =======
Percent of total earnings assets                 (4.10%)       (2.14%)            8.00%               -
                                               =======       =======           =======          =======
Percent of rate sensitive assets to rate
  sensitive liabilities                          92.17%       113.87%           198.45%
                                               =======       =======           =======

Asset/Liability Management
- --------------------------

     The Investment Committee of the Bank's Board of Directors meets monthly to review the interest rate sensitivity, liquidity (both with and without considering loan demand), dependency ratio, volatile funds, core deposits, temporary investments, capital adequacy, nonperforming assets, return on equity, return on assets, spreads and income and expense items.
The Asset/Liability Management Committee evaluates all data, makes recommend-ations and initiates corrective action as required. If the Company determines that its gap position is out of range, the Company takes steps to make a change in order to bring the gap back to a proper level. This is controlled by pricing. The Company has a strong core deposit base and does not depend on large volatile deposits. The Company's goal is to position its rate sensitive assets and liabilities as close to equal as possible. However, Management believes that the Company has a range that would be acceptable in an increasing or decreasing rate environment.

Cash Flows
- ----------

     The Company's cash flow requirements depend on customer deposits and withdrawals of funds, borrower's requests for funds to satisfy their credit needs, Company interest payment receipts and obligations, and the payment of normal operating expenses. Management believes the Company's sources of funds will be adequate to meet its liquidity requirements for 1996.

     The Company's securities portfolio is one of the significant sources of its liquidity. Federal funds sold provide immediately available funds to meet cash needs. Maturities of and interest earned on securities provide a constant source of funds. In addition, these securities can be pledged against loans made to the Company and high quality securities can be readily sold to provide additional liquidity. Maturities of and installment payments on customer loans made by the Company provide a steady flow of funds. The Company's deposit base also enhances liquidity. Finally, federal funds can be purchased and other borrowings made to meet cash needs of the Company. On December 31, 1994, the Company's need for funds for loans and securities exceeded its deposits, thereby placing the Company in the position of purchasing federal funds amounting to
$2,980,000. On December 31, 1995, the Company's liquidity position resulted in excess funds allowing the Company to be in the position of selling federal funds totalling $3,247,000.

     Cash flows of the Company are provided by operating activities such as interest on loans, interest and gains on securities, interest on federal funds sold and service charges and fees. Cash is used for operating activities such as payments of interest and noninterest expenses. There was an increase in cash provided by operating activities during 1995. The decrease in other assets from 1994 to 1995 is primarily the result of payment for a U.S. Treasury Note which matured on December 31, 1994, for which the Company received payment in January, 1995. Other significant changes in cash flows from operating activities during 1995, except the increase in net income, resulted from noncash activities.

     Cash used in investing activities during 1995 increased primarily as the result of the purchase of securities and loans made to customers. Additionally, cash flows were used to fund purchases of Bank premises and equipment including the construction of the Big Cove branch and completion of the second floor at the Main Office. These uses of funds were offset by proceeds from sales of securities and, as compared to 1994, increased proceeds from maturities of securities, sales of loans, and sales of other real estate and other loan assets. As previously discussed, the disposition of the Decatur branch occurred in 1994. There was no corresponding disposition of branch and related fixed assets during 1995.

     The primary financing activity of the Company was an increase in deposits at the Bank. Additional funds were provided from the issuance of common stock during the fourth quarter of 1995. Funds were used to decrease federal funds purchased and make principal payments on debt.

                         CAPITAL ADEQUACY

     The Federal Reserve Board requires bank holding companies to maintain a ratio of primary capital to total assets of at least 6%. On December 31, 1995, the primary capital ratio of the Company, as defined by the Federal Reserve Board, was 7.23%, compared to 8.67% at December 31, 1994, and 8.91% at December 31, 1993.

     Bank holding companies are required to maintain certain levels of capital that are a function of the level of risk of the Company's portfolio of assets, including off-balance sheet exposures, in accordance with risk based capital guidelines approved by the Federal Reserve Board. The following chart summarizes the applicable bank regulatory capital requirements and the Bank's capital ratios at December 31, 1995:

                                    Minimum       BankAlabama
     Bank Regulatory             Regulatory            at
     Capital Requirements        Requirement      Dec. 31, 1995
     --------------------        -----------      -------------

     Tier 1 capital to risk-
       adjusted assets              4.00%             9.15%

     Total risk-based capital
       to risk-adjusted assets      8.00%             9.96%

     Tier 1 capital as a % of
       average total assets         4.00%             7.30%

Currently, the Company's capital exceeds the minimum risk based guidelines adopted by the Federal Reserve Board and the Company was placed in the well-capitalized category by the FDIC.

     The Company's average stockholders' equity as a percentage of average total assets for the year ended December 31, 1995, was 7.23%, compared to 8.13% for the year ended December 31, 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------

     The financial statements appearing on pages 5 through 22 of the BancAlabama, Inc., 1995 Annual Report to Shareholders are incorporated herein by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- --------------------------------------------------------------------

       None.
                             PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

Directors
- ---------

     The names and ages of the Directors of the Company, their principal occupations, and the years in which their terms on the Board of Directors will expire are as follows:

                                       Term          Principal Positions Held
      Name                Age          Expires       During Past Five Years
      ----                ---          -------       ------------------------


James E. Campbell         60           1996          Retired.   Formerly  Radiologist  at
                                                     Radiology   Associates,  P.C.   Vice
                                                     Chairman of BankAlabama-Huntsville.

William R. Collins        65           1996          Chairman  of  the  Board  and  Chief
                                                     Executive  Officer  of  BancAlabama,
                                                     Inc.  Chairman  and  Chief Executive
                                                     Officer of BankAlabama-Huntsville.

Paul W. Thompson          76           1996          Retired.    Formerly  President   of
                                                     Wholesale Electric Supply Company.

Philip W. Bentley, Jr.    52           1997          President   of    Bentley   Pontiac,
                                                     Cadillac,  Inc.,  Bentley   Imports,
                                                     Inc.,    Bentley   Mitsubishi,   and
                                                     Bentley Automotive, Inc.

Billy P. Brooks           62           1997          Owner  and  President  of  Brooks  &
                                                     Collier,   Inc.    Owner  of  Brooks
                                                     Nursery.

Barney C. Nickelson       46           1997          Manager of Burnett-Nickelson Invest-
                                                     ments.  Officer  and director of DNL
                                                     Development, Inc.   Vice Chairman of
                                                     the Board of BancAlabama, Inc.

Oliver D. Street, III     70           1997          Major  General (U.S. Army  Retired).
                                                     Treasurer, BancAlabama, Inc.

Steven R. Townson (1)     38           1998          President    and   Chief   Operating
                                                     Officer  of BancAlabama,  Inc.,  and
                                                     BankAlabama-Huntsville.  From  April
                                                     1993  to  July 1995, Vice President,
                                                     Financial  Institutions   for  First
                                                     Tennessee Bank National Association,
                                                     in  Chattanooga,  Tennessee.    From
                                                     June  1989  to March 1993, Assistant
                                                     Vice  President,  Corporate  Lending
                                                     Division  of  AmSouth Bank, N.A., in
                                                     Tuscaloosa, Alabama.

__________________

(1) Mr. Townson became the President and Chief Operating Officer of BankAlabama-Huntsville on October 9, 1995, and the President, Chief Operating Officer and a director of BancAlabama, Inc., on October 9, 1995.

Directors of the Company are elected for three-year terms on a staggered basis.

Executive Officers
- ------------------

     The Company's executive officers are William R. Collins, who serves as Chief Executive Officer and Chairman of the Board of the Company; Barney C. Nickelson, who serves as Vice Chairman of the Board of the Company; Steven
R. Townson, who serves as President and Chief Operating Officer of the Company; Oliver D. Street, III, who serves as Treasurer of the Company; Michael J. Williams, who serves as Chief Financial Officer of the Company; and Jean D. Snead, who serves as Secretary of the Company. Additional information concerning Messrs. Collins, Nickelson, Townson, Bentley and Street appears under the caption DIRECTORS above.

     The executive officers of the Bank and their positions with the Bank are as follows: William R. Collins, Chief Executive Officer; Steven R. Townson, President and Chief Operating Officer; Michael J. Williams, Chief Financial Officer and Cashier; Robert F. Harwell, Jr., Executive Vice President and Chief Lending Officer; Robert E. DeNeefe, Senior Vice President; and Jean
D. Snead, Vice President and Secretary. Information concerning Mr. Collins and Mr. Townson is presented under the caption DIRECTORS above. The following table presents information as to the age and business experience of Messrs. DeNeefe, Harwell, and Williams and Mrs. Snead:

                                    Officer
Name                    Age          Since          Principal Positions Held During Past Five Years
- ----                    ---          -------        -----------------------------------------------

Robert E. DeNeefe       55           1995           Senior Vice President of BankAlabama-Huntsville
                                                    since February, 1996.  Owner and Chief Execu-
                                                    tive Officer of Benchmark Mortgage Corporation
                                                    from 1991 to 1995.

Robert F. Harwell, Jr.  40           1992           Executive Vice President and Chief Lending
                                                    Officer since October, 1995.  President of Bank-
                                                    Alabama-Huntsville August, 1992 to October 1995.
                                                    Executive Vice President and Senior Lending
                                                    Officer of Colonial Bank from 1988 to 1992.

Jean D. Snead           64           1989           Vice President and Secretary of BankAlabama-
                                                    Huntsville and BancAlabama, Inc.

Michael J. Williams     35           1993           Chief   Financial  Officer  and  Cashier  of
                                                    BankAlabama-Huntsville since December, 1993.
                                                    Chief Financial Officer of BancAlabama, Inc.
                                                    since March, 1994.  Chief Financial Officer,
                                                    Secretary  and  Treasurer  of  BMR Financial
                                                    Group,  Inc., Atlanta, Georgia, from  August
                                                    1992 to December  15,  1993; Controller from
                                                    October  1991 to July 1992.   From  1983  to
                                                    1991, Arthur  Andersen  & Co., Atlanta, most
                                                    recently as audit manager.


     All executive officers of the Bank are elected by the Bank's Board of Directors and serve until removed by the Bank's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     The Securities and Exchange Commission has adopted rules requiring certain disclosures concerning the compensation and other benefits paid or awarded by a company to its chief executive officer and to its four (4) most highly compensated executive officers receiving compensation exceeding $100,000. In 1995, the Company did not have any executive officer, other than its Chief Executive Officer, who received compensation exceeding $100,000.

     The following table summarizes the compensation of William R. Collins, the Company's Chief Executive Officer, for the periods indicated:

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------
                                            Annual Compensation
                                            -------------------
Name and                                                        Other Annual        All Other
Principal Position          Year       Salary       Bonus       Compensation     Compensation
- ------------------          ----       ------       -----       ------------     ------------
                                        (1)                          (2)              (3)
William R. Collins,         1995      $140,000        -             -               $66,847
  Chairman and Chief        1994      $140,000        -             -                 7,459
  Executive Officer of      1993      $140,000        -             -                 7,459
  BancAlabama, Inc. and
  BankAlabama-Huntsville

___________________

(1) Includes amounts deferred by Mr. Collins under the Company's 401(k) Plan and Trust.

(2) "Other Annual Compensation" does not include the value of certain perquisites or other personal benefits, securities and property, if any, furnished by the Company to Mr. Collins (or for which it reimburses Mr. Collins), including the use of corporate vehicles, unless the value of such benefits in total exceeds the lesser of $50,000 or 10% of the total annual salary and bonus reported in the above table for Mr. Collins.

(3) "All Other Compensation" is composed of that portion of the premiums paid by the Company in the years ended December 31, 1995, 1994, and 1993, related to whole life insurance on Mr. Collins, the proceeds of which will be paid to his spouse in the event of his death. "All
     Other Compensation" for the year ended December 31, 1995, also includes the transfer of the life insurance policies to Mr. Collins, which had a cash surrender value of $65,348 on the date of transfer, in exchange for cancellation by Mr. Collins of the Company's future liability to provide deferred compensation and death benefits.


Stock Option Grants, Exercises and Year End Values
- --------------------------------------------------

     The Company from time to time awards stock options to executive officers and other key employees pursuant to two stock option plans approved by the shareholders of the Company. No options were granted to or exercised by Mr. Collins during the year ended December 31, 1995. The following table sets forth the values as of December 31, 1995, of the unexercised stock options held by Mr. Collins under the Company's two stock option plans:

                             STOCK OPTION VALUES AT DECEMBER 31, 1995
                             ----------------------------------------

                          Number of Securities
                         Underlying Unexercised           Value of Unexercised In-the-
                          Options at Year End             Money Options at Year End
                      -----------------------------       -----------------------------
                                                                      (1)
Name                  Exercisable    Unexcercisable       Exercisable     Unexercisable
- ----                  -----------    --------------       -----------     -------------

William R. Collins      60,000            -0-               60,000              -0-

____________________


(1) Values are calculated by subtracting the $10.00 per share exercise price of the options from the most recent sale price for the Common Stock on January 15, 1996, of $11.00 per share.

Compensation of Directors
- -------------------------

     The Bylaws of the Company permit the Board of Directors to fix the compensation of directors. The directors of the Company received no compensation in 1995 for their services as directors or for attendance at any meeting of the Board of Directors or any committee meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     As of January 15, 1996, there were outstanding 703,122 shares of the Company's common stock, $1.00 par value (the "Common Stock"). Holders of Common Stock are entitled to one vote per share on all matters to be voted upon by shareholders.

     The following table sets forth information as of January 15, 1996, as to (a) the only persons who were known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, (b) the shares of such Common Stock beneficially owned by the directors and nominees of the Company, (c) the shares of such Common Stock beneficially owned by William R. Collins, the Company's Chief Executive Officer, and (d) the shares of such Common Stock beneficially owned by all executive officers, directors and nominees of the Company as a group. Unless otherwise indicated, each shareholder named has sole voting and dispositive power with respect to his shares.

      Name or Number                       Number of Shares                  Percent of Total
       in Group (1)                       Beneficially Owned                 Outstanding (2)
      --------------                      ------------------                 ----------------

Directors and Nominees
- ----------------------

William R. Collins (3)                         112,225                            14.71%
Steven R. Townson (4)                           40,000                             5.49%
James E. Campbell (5)                           32,700                             4.65%
Philip W. Bentley, Jr. (6)                      22,500                             3.20%
Billy P. Brooks (7)                             20,615                             2.93%
Paul W. Thompson                                20,000                             2.84%
Oliver D. Street, III                           15,400                             2.19%
Barney C. Nickelson (8)                         11,200                             1.59%

More than 5% Shareholders who are not
Officers or Directors or Nominees
- -------------------------------------

Estate of John J. Weed, Deceased (9)            46,050                             6.55%

All Directors and Executive Officers as
a Group (10 PERSONS)                           297,640(10)                        36.83%
- ---------------------------------------

(1) Unless otherwise indicated, the mailing address is in care of the Company, Post Office Box 293, Huntsville, Alabama 35804.

(2) Shares issuable under immediately exercisable options are considered outstanding for the purposes of calculating the percentage of Common Stock owned by executive officers, directors and 5% shareholders who have immediately exercisable options, but such shares are not considered outstanding with respect to executive officers, directors and 5% shareholders who do not have any such options.

(3) Includes 60,000 shares which are subject to immediately exercisable stock options held by Mr. Collins.

(4) Includes 25,000 shares which are subject to immediately exercisable stock options held by Mr. Townson.

(5) Includes 10,000 shares of Common Stock in the name of Radiology of Huntsville, P.C., Profit Sharing Plan for the benefit of J. E. Campbell, participant; and 300 shares in his granddaughters' names.

(6)  Includes 12,500 shares owned by Bentley Pontiac, Inc.

(7) Includes 2,500 shares held in the name of his wife, Doris B. Brooks; 3,852 shares held in the name of Prudential Securities, Inc., Custodian for Doris Brooks; and 4,063 shares held in the name of Prudential Securities, Inc., Custodian for Billy P. Brooks.

(8) Includes 1,000 shares held in the name of Christy B. Nickelson, as Custodian for minor children and a minor nephew, and 10,000 shares owned jointly with his wife, Christy B. Nickelson.

(9)  Includes 16,050 shares owned by Mr. Weed's surviving spouse.

(10) Includes 105,000 shares which are subject to immediately exercisable stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     Directors and officers of the Company and the Bank and their relatives and business associates may be customers of, and have transactions with, the Bank in the ordinary course of business in the past and in the future. All outstanding loans and commitments to be included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

(a) (1) The financial statements and other financial information of BancAlabama, Inc., and subsidiary set forth below and the
          Independent Auditor's Report thereon are incorporated by reference from the BancAlabama, Inc., 1995 Annual Report to
          Shareholders:

                                                       Page in 1995
                                                       Annual Report
                                                       To Shareholders
                                                       ---------------

          Independent Auditor's Report                          5

          Consolidated Balance Sheets at December 31,
          1995 and 1994                                         6

          Consolidated Statements of Operations
          for the years ended December 31, 1995,
          1994, and 1993                                        7

          Consolidated Statements of Changes in Stock-
          holders' Equity for the years ended December
          31, 1995, 1994 and 1993                               8

          Statements of Cash Flows for the years ended
          December 31, 1995, 1994, and 1993                     9

          Notes to Consolidated Financial Statements            10-22


     (2) All other financial statement schedules are omitted because the information is not applicable or is not material or because the required information is included in the financial statements or notes thereto.

     (3)  Exhibits:

                                                                                Form 10-K
 Exhibit                                                                     Page or Method
 Number                              Description                                of Filing
  ----------                       --------------                            ---------------------
3.1                  Registrant's Certificate of Incorporation, as amended                A


3.2                  Amendment to Registrant's Certificate of Incorporation               F

3.3                  Amended and Restated Bylaws of Registrant                            A

4.1                  Specimen Stock Certificate                                           A

10.1                 Registrant's 1989 Incentive Stock Option Plan                       B*

10.2                 Registrant's 1989 Nonstatutory Stock Option Plan                    C*

10.3                 Nonstatutory Stock Option Agreement dated January 22,
                     1990, granting William R. Collins an option to purchase
                     20,000 shares of the Registrant's Common Stock                      C*

10.4                 Incentive Stock Option Agreement dated January 22,
                     1990, granting William R. Collins an option to purchase
                     40,000 shares of the Registrant's Common Stock                      C*

10.5                 Incentive Stock Option Agreement dated January 22,
                     1990, granting Jean D. Snead an option to purchase
                     10,000 shares of the Registrant's Common Stock                      C*

10.6                 Incentive Stock Option Agreement dated September
                     14,1992, granting Robert F. Harwell, Jr., an option to
                     purchase 10,000 shares of the Registrant's Common Stock             D*

10.7                 Nonstatutory Stock Option Agreement dated December 16,
                     1993, granting Michael J. Williams, an option to
                     purchase an aggregate of 10,000 shares of the
                     Registrant's Common Stock                                           E*

10.8                 Addendum to Registrant's 1989 Incentive Stock Option
                     Plan                                                                F*

10.9                 Amendment Number One to Registrant's 1989 Nonstatutory
                     Stock Plan                                                          F*

10.10                Cancellation of Incentive Stock Options agreement
                     between Registrant and William R. Collins cancelling
                     the Incentive Stock Option Agreement dated January 22,
                     1990                                                                F*

10.11                Cancellation of Incentive Stock Options agreement
                     between Registrant and Jean D. Snead cancelling the
                     Incentive Stock Option Agreement dated January 22, 1990             F*

10.12                Cancellation of Incentive Stock Options agreement
                     between Registrant and Robert F. Harwell, Jr.,
                     cancelling the Incentive Stock Option Agreement dated
                     September 14, 1992                                                  F*

10.13                Nonstatutory Stock Option Agreement dated February 1,
                     1994, granting William R. Collins an option to purchase
                     40,000 shares of the Registrant's Common Stock                      F*

10.14                Nonstatutory Stock Option Agreement dated February 1,
                     1994, granting Jean D. Snead an option to purchase
                     10,000 shares of the Registrant's Common Stock                      F*

10.15                Nonstatutory Stock Option Agreement dated February 1,
                     1994, granting Robert F. Harwell, Jr., an option to
                     purchase 10,000 shares of the Registrant's Common Stock             F*

10.16                Amendment No. 1 to the Nonstatutory Stock Option Agree-
                     ment with William R. Collins dated January 22, 1990,
                     reducing the exercise price of such option from $11.75
                     per share to $10.00 per share                                       F*

10.17                Nonstatutory Stock Option Agreement dated July 17,1995,
                     granting Steven R. Townson an option to purchase an
                     aggregate of 25,000 shares of the Registrant's Common
                     Stock.                                                              G*

10.18                Nonstatutory Stock Option Agreement dated December 1,
                     1995, granting Robert C. DeNeefe an option to purchase
                     an aggregate of 10,000 shares of the Registrant's
                     Common Stock.                                                       --*

10.19                Executive Benefit Agreement between BankAlabama-
                     Huntsville and Williams R. Collins dated March 22,
                     1996, effective January 3, 1995.                                    --*

13.1                 BancAlabama, Inc., 1995 Annual Report to Shareholders               --

21.1                 Subsidiary of Registrant                                            --

23.1                 Consent of Browder & Associates, P.C.                               --

27.1                 Financial Data Schedule                                             --

99.1                 Proxy Statement for 1995 Annual Meeting of Shareholders
                     to be held April 9, 1996, sent to shareholders on March
                     15, 1996                                                            --

99.2                 Form of Proxy                                                       --


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

     G Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on From 10-Q for the quarter ended September 30, 1995, under the Securities Exchange Act of 1934.

     * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

(c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BANCALABAMA, INC.


Dated: March 29, 1996            By:   William R. Collins
                                 -----------------------------------------
                                       William R. Collins
                                       Chief Executive Officer and
                                       Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                   Title                            Date
      ----------                   -----                            ----

William R. Collins         Chief Executive Officer             March 29, 1996
- -----------------------    Chairman of the Board
William R. Collins         (Principal Executive Officer)

Barney C. Nickelson        Vice Chairman of the Board          March 29, 1996
- -----------------------
Barney C. Nickelson


Steven R. Townson          President, Chief Operating          March 29, 1996
- -----------------------    Officer and Director
Steven R. Townson

Oliver D. Street, III      Treasurer  and  Director            March 29, 1996
- -----------------------
Oliver D. Street, III

Philip W. Bentley, Jr.     Director                            March 29, 1996
- -----------------------
Philip W. Bentley, Jr.

James E. Campbell          Director                            March 29, 1996
- -----------------------
James E. Campbell

Paul W. Thompson           Director                            March 29, 1996
- -----------------------
Paul W. Thompson

Billy P. Brooks            Director                            March 29, 1996
- -----------------------
Billy P. Brooks

Michael J. Williams        Chief Financial Officer             March  29, 1996
- -----------------------    (Principal Financial and
Michael J. Williams         Accounting Officer)