Form 10-Q
period 1996-03-31
BANCALABAMA INC
filed 1996-05-15
CIK 814575

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1996

                                OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________________ to _________________

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

                           P.O. BOX 293
                        HUNTSVILLE, ALABAMA 35804
             (Address and Zip Code of principal executive offices)

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

                      Yes / X /     No /   /

The number of shares outstanding of each of the issuer's classes of capital stock was 703,122 shares of common stock, par value $1.00, at March 31, 1996.

                     BANCALABAMA, INC., AND SUBSIDIARY
                                 FORM 10-Q
                                   INDEX
                                                                                     PAGE NUMBER
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated  Balance Sheets as of March 31, 1996 and            3
                     December 31, 1995

                     Consolidated Statements of Operations for the Three Months       5
                     Ended March 31, 1996 and 1995

                     Consolidated Statements of Cash Flows for the Three Months       6
                     Ended March 31, 1996 and 1995

                     Notes to Consolidated Financial Statements                       7

Item 2.              Management's  Discussion and Analysis of Financial               8
                     Condition and Results of Operations


PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                               12

Item 2.              Changes in Securities                                           12

Item 3.              Defaults Upon Senior Securities                                 12

Item 4.              Submission of Matters to a Vote of Security Holders             12

Item 5.              Other Items                                                     12

Item 6.              Exhibits and Reports on Form 8-K                                12

                     BANCALABAMA, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                                                  March 31, 1996               December 31, 1995
                                                                                  ------------------           -----------------
                                  ASSETS

Cash and Due from Banks                                                                  $ 4,276,061                 $ 8,214,751
                                                                                         -----------                 -----------
Earning Assets
  Federal Funds Sold                                                                     $ 3,275,000                 $ 3,247,000

  Securities Available-for-Sale, at market value, cost of
    $22,780,842 and $21,170,268 in 1996 and 1995, respectively                            22,525,334                  21,232,516

  Loans                                                                                   63,328,990                  60,496,094
    Less:  Allowance for loan losses                                                       (618,174)                   (594,095)
                                                                                         -----------                 -----------
      Net Loans                                                                          $62,710,816                 $59,901,999
                                                                                         -----------                 -----------
    Total Earning Assets                                                                 $88,511,150                 $84,381,515

Bank Premises and Equipment, net                                                           4,104,900                   3,958,489
Accrued Interest Receivable                                                                  996,327                   1,045,517
Other Real Estate and Other Loan Assets                                                      543,997                     194,000
Deferred Income Tax Benefit                                                                        -                       8,000
Other Assets                                                                                 131,808                     144,407
                                                                                         -----------                 -----------
    Total Assets                                                                         $98,564,243                 $97,946,679
                                                                                         ===========                 ===========

See Accompanying Notes to Consolidated Financial Statements

                     BANCALABAMA, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                                                  March 31, 1996               December 31, 1995
                                                                                  ------------------           -----------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits and Interest Bearing Liabilities
  Noninterest Bearing Demand Deposits                                                    $15,789,540                 $14,820,619
  Interest Bearing Demand Deposits                                                        28,335,640                  30,737,673
  Savings deposits                                                                         2,871,692                   2,593,495
  Time deposits, $100,000 and over                                                        13,090,175                  11,738,312
  Other time deposits                                                                     29,679,359                  29,311,778
                                                                                         -----------                 -----------
    Total Deposits                                                                       $89,766,406                 $89,201,877

Debt                                                                                         834,368                     856,701
                                                                                         -----------                 -----------
    Total Deposits and Interest Bearing Liabilities                                      $90,600,774                 $90,058,578

Deferred Income Taxes Payable                                                                      -                     159,898
Accrued Expenses and Other Liabilities                                                       722,258                     609,181
                                                                                         -----------                 -----------
    Total Liabilities                                                                    $91,323,032                 $90,827,657
                                                                                         -----------                 -----------
Stockholders' Equity
  Preferred Stock, par value $1.00 per share, 500,000 authorized,                        $         -                 $         -
    none issued and outstanding
  Common Stock, par value $1.00 per share, 2,000,000 authorized                              703,122                     693,122
    and 703,122 and 693,222 shares issued and outstanding at
    March 31, 1996 and December 31, 1995, respectively
  Additional Paid-in Capital                                                               6,334,025                   6,234,025
  Unrealized Gain (Loss) on Securities Available-for-Sale,net                               (163,508)                     37,048
  Retained Earnings                                                                          367,572                     154,827
                                                                                         -----------                  ----------
    Total Stockholders' Equity                                                           $ 7,241,211                 $ 7,119,022
                                                                                         -----------                 -----------
                Total Liabilities and Stockholders' Equity                               $98,564,243                 $97,946,679
                                                                                         ===========                 ===========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 and 1995
                                    (Unaudited)
                                                                                                    1996                    1995
                                                                                              ----------              ----------
Interest Income
  Interest and fees on loans                                                                  $1,676,088              $1,311,543
  Interest on securities - taxable                                                               381,045                 154,812
  Interest on federal funds sold                                                                  36,287                  34,746
                                                                                              ----------              ----------
    Total Interest Income                                                                     $2,093,420              $1,501,101
                                                                                              ----------              ----------
Interest Expense
  Interest on deposits                                                                        $  941,132              $  599,797
  Interest on federal funds purchased                                                              3,036                   2,704
  Interest on debt                                                                                17,568                  22,212
                                                                                              ----------              ----------
    Total Interest Expense                                                                    $  961,736              $  624,713
                                                                                              ----------              ----------
      Net Interest Income                                                                     $1,131,684              $  876,388

Provision for Loan Losses                                                                         59,000                  90,000
                                                                                              ----------              ----------
      Net Interest Income After Provision for Loan Losses                                     $1,072,684              $  786,388
                                                                                              ----------              ----------
Noninterest Income
  Service charges, net of refunds                                                             $  212,099              $  201,934
  Gain on sales of other real estate and other loan assets, net                                       21                  43,335
  Gains on sale of loans                                                                           5,107                       -
  Gains (Losses) on sales of securities, net                                                       2,500                 (11,110)
  Other noninterest income                                                                        16,678                  17,866
                                                                                              ----------              ----------
      Total Noninterest Income                                                                $  236,405              $  252,025
                                                                                              ----------              ----------
Noninterest Expense
  Salaries and employee benefits                                                              $  504,196              $  415,463
  Occupancy expenses                                                                             121,312                 109,635
  Other noninterest expenses                                                                     352,536                 399,312
                                                                                              ----------              ----------
      Total Noninterest Expense                                                               $  978,044              $  924,410
                                                                                              ----------              ----------
Income before Income Taxes                                                                    $  331,045              $  114,003

Provision for Income Taxes                                                                       118,300                  52,100
                                                                                              ----------              ----------
      Net Income                                                                              $  212,745              $   61,903
                                                                                              ==========              ==========
      Earnings per share                                                                            $.30                    $.10
                                                                                              ==========              ==========
      Weighted average shares outstanding                                                        702,133                 613,122
                                                                                              ==========              ==========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                    (Unaudited)
                                                                                                      1996                    1995
                                                                                             -------------            ------------
Cash flows from operating activities:
  Net Income                                                                                 $     212,745            $     61,903
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for Loan Losses                                                                       59,000                  90,000
    Depreciation                                                                                    97,828                  77,250
    Provision for deferred income taxes                                                                  -                  50,000
    Net discount accretion on securities                                                            (9,442)                      -
    (Gains) losses on sales of securities, net                                                      (2,500)                 11,110
    Gains on sales of loans                                                                         (5,107)                      -
    Gains on sales of other real estate and other loan assets, net                                     (21)                (38,729)
    Decrease (increase) in assets:
      Accrued interest receivable                                                                   49,190                 (60,874)
      Other assets                                                                                  20,599                 509,353
    Increase in liabilities:
      Accrued expenses and other liabilities                                                        75,486                  78,892
                                                                                             -------------            ------------
Net cash provided by operating activities                                                    $     497,778            $    778,905

Cash flows from investing activities:
  Proceeds from sales of securities                                                          $   1,002,500            $  2,626,161
  Proceeds from the maturities of securities                                                     3,500,000                       -
  Proceeds from sales of other real estate and other loan assets                                    40,375                 113,235
  Purchase of securities                                                                        (6,101,132)             (5,227,954)
  Loans made to customers in excess of principal collected on loans                             (3,258,168)               (447,228)
  Purchases of bank premises and equipment                                                        (244,239)                (11,868)
                                                                                             -------------             ------------
Net cash used in investing activities                                                        $  (5,060,664)           $ (2,947,654)

Cash flows from financing activities:
  Net proceeds from certificates of deposit                                                  $  1,719,444             $  5,708,459
  Increase (decrease) in demand deposits and savings accounts                                  (1,154,915)               3,281,099
  Decrease in federal funds purchased                                                                   -               (2,980,000)
  Principal payments on debt                                                                      (22,333)                 (17,986)
  Proceeds from the issuance of common stock                                                      110,000                        -
                                                                                             -------------            ------------
Net cash provided by financing activities                                                    $     652,196            $  5,991,572
                                                                                             -------------            ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                         $  (3,910,690)           $  3,822,823
Cash and Cash Equivalents - Beginning of Period                                                 11,461,751               5,096,029
                                                                                             -------------            ------------
Cash and Cash Equivalents - End of Period                                                    $   7,551,061            $  8,918,852
                                                                                             =============            ============

See Accompanying Notes to Consolidated Financial Statements

                 BANCALABAMA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of March 31, 1996
                            (Unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position and results of operations of BancAlabama, Inc. (the "Company").

The accounting policies followed  by the Company are set forth in Note 1 of
the Company's  financial  statements   contained   in   the  Annual  Report to
stockholders for the year ended December 31, 1995, which should be read in conjunction with these interim financial statements.

Certain prior period amounts have been reclassified to conform with the March 31, 1996 presentation.

Note 2

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 3 - Subsequent Event

On April 26, 1996, the Company and Union Planters Corporation of Memphis, Tennessee ("UPC") executed a definitive merger agreement which calls for the acquisition of the Company by UPC. Each outstanding share of the Company's common stock would be exchanged for .5907 of a share of UPC common stock.

Consummation of the transaction is subject to approval by the Company's shareholders and by regulatory authorities, among other conditions. The transaction is expected to be completed by the fourth quarter of 1996.

                 BANCALABAMA, INC., AND SUBSIDIARY

           Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

    On April 26, 1996, the Company and Union Planters Corporation of Memphis, Tennessee ("UPC") executed a definitive merger agreement which calls for the acquisition of the Company by UPC. Each outstanding share of the Company's common stock would be exchanged for of a .5907% share of UPC common stock. At March 31, 1996, there was 703,122 shares of the Company's common stock outstanding. Consummation of the transaction is subject to approval by the Company's shareholders and by regulatory authorities, among other conditions. The transaction is expected to be completed by the fourth quarter of 1996.

                       RESULTS OF OPERATIONS

    During the first quarter of 1996, the Company reported net income of $212,745, or $.30 per share, compared to net income of $61,903, or $.10 per share, for the first quarter of 1995. The $150,842 increase in net income for the first quarter of 1996, as compared to 1995, is attributable to increased net interest income and a lower provision for loan losses. These improvements were partially offset by a decrease in noninterest income, higher noninterest expense, and an increase in the provision for income taxes, attri-butable to the higher level of income.

    The Company's net interest income for the first quarter of 1996 increased by $255,296, or 29% as compared to the first quarter of 1995. The increase resulted from the additional income on the interest rate spread from the higher average balance in deposits which were utilized to increase interest earning assets. Interest income and fees on loans increased 28% from the first quarter of 1995 to the first quarter of 1996, while interest income on securities increased 146% during the same period. Interest expense on deposits increased 57% from the first quarter of 1995 to the first quarter of 1996, while interest expense on debt decreased 21% for the same period.

    The average balance of securities increased 124% from the first quarter of 1995 to the first quarter of 1996, while the average balance of loans increased 28% for the same period. The average balance of interest bearing liabilities increased 41% from the first quarter of 1995 to the first quarter of 1996, and the average balance of noninterest bearing deposits increased 38% for the same period.

    While the volume of interest earning assets and interest bearing liabilities was higher in 1996, as compared to 1995, and net interest income increased due to higher rates paid on interest bearing liabilities and lower yields on interest earning assets, the interest rate spread declined. The yield on the Company's interest earning assets for the first quarter of 1996 declined 33 basis points from the first quarter of 1995, while the cost of interest bearing liabilities for the first quarter of 1995 increased by 36 basis points, resulting in a decrease in the interest rate spread of 69 basis points.

    The increase in deposits during the previous year is primarily the result of Management's efforts to attract additional deposits to the Bank through expanding relationships with existing customers and establishing relationships with new customers. Competitive rates were offered on interest bearing deposits, resulting in the large increase in time deposits. The Bank also offered new and innovative deposit products which attracted the attention of depositors and contributed to the increase in deposits during the previous year. This increase in deposits resulted in greater liquidity, to increase the balance of loans and to purchase additional securities.

    Noninterest income declined 6% during the first quarter of 1996, com-pared to the first quarter of 1995, primarily due to the decrease in gains on sales of other real estate and other loan assets. This reduction was partially offset by a 5% increase in service charges during the first quarter of 1996, compared to the first quarter of 1995, and a gain on sales of securities in 1996, compared to a loss for the same period in 1995. The reduction in gains on sales of other real estate and other loan assets resulted from lower proceeds from sales and less gains on those sales during the first quarter of 1996, compared to the sale of one parcel of other real estate during the first quarter of 1995 which accounted for almost the entire gain reported in the first quarter of 1995.

    Noninterest expense increased 6% during the first quarter of 1996, compared to the first quarter of 1995. This increase resulted substantially from higher salaries and employee benefits, primarily due to higher levels of staffing associated with the expansion of the real estate division in December 1995 and the opening of the Big Cove branch in January 1996. Occupancy expenses increased due to the opening of the Big Cove branch and the temporary relocation of the Logan branch due to a supermarket remodeling. These increases were offset by a $46,776 decrease in other noninterest expenses in the first quarter of 1996 as compared to the first quarter of 1995. The most significant component of this reduction was a $29,000 decrease in Federal Deposit Insurance Coporation insurance premiums, which was originally implemented during the third quarter of 1995. Legal fees associated with the administration and collection of loans decreased approximately $19,000, with significantly lesser reductions in correspondent banking charges, janitor, supplies and advertising expenses. These reductions were partially offset by increased depreciation, telephone, postage and courier expenses.

    The Company recorded a provision for income taxes of $118,300 for the first quarter of 1996, compared to a provision of $52,100 for the first quarter of 1995. The increase in the provision results from the increase in income before taxes.

                        FINANCIAL CONDITION

    The total assets of the Company increased $617,564, or .6% from $97,946,679 at December 31, 1995 to $98,564,243 at March 31, 1996. On a
consolidated basis, cash was used in investing activities with a significantly lesser amount provided by operating and financing activities. As presented in the consolidated statement of cash flows, proceeds from sales and maturities of securities, as well as net proceeds from certificates of deposit, and the issuance of common stock were used for the purchase of securities, to make loans, and to purchase bank premises and equipment. Significantly smaller proceeds resulted from the sales of other real estate and other loan assets as well as smaller amounts used in principal payments on debt. Bank premises and equipment increased as a result of the completion of the Big Cove branch and the build-out of the second floor at the Main Office. The balance of other real estate and other loan assets increased as a result of the transfer of properties from nonaccrual loans which the Bank obtained through foreclosure.

    The amortized cost and estimated market values of securities available-for-sale as of March 31, 1996 were as follows:

                                                                    Gross           Gross
                                               Amortized        Unrealized     Unrealized       Estimated
                                                    Cost             Gains         Losses     Market Value
                                              ----------        ----------     ----------     ------------

U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies   $22,389,585          $60,118      $(316,869)     $22,132,834

Obligations of states and political
 subdivisions                                      12,420            2,445             -            14,865

Mortgage-backed securities                        378,837                -        (1,202)          377,635
                                              -----------          -------      ---------      -----------
  Total                                       $22,780,842          $62,563      $(318,071)     $22,525,334
                                              ===========          =======      ==========     ===========

                       NON-PERFORMING ASSETS

   Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate and repossessed assets. Non-performing assets increased during the first quarter of 1996 from a December 31, 1995 balance of $931,000 to a March 31, 1996 balance of $1,012,000. The following table sets forth non-performing assets of the Company:

                                           March 31, 1996    December 31, 1995
                                           --------------    -----------------

Accruing loans past due 90 days or more     $   234,000           $164,000

Non-Accrual loans                               234,000            573,000

Restructured loans                                    - (1)              - (1)

Other real estate and other loan assets         544,000            194,000
                                             ----------           --------
Total Non-Performing Assets                  $1,012,000           $931,000
                                             ==========           ========

- ---------------
(1) Excludes restructured loans which were renegotiated at market interest rates.

    As of March 31, 1996, the allowance for loan losses was $618,174, or .98% of total loans. In the first quarter of 1996, the Company made additional provisions totalling $59,000 to the allowance for loan losses, compared to a $90,000 provision for the first quarter of 1995. Recoveries for the first quarter of 1996 totalled $11,000, compared to recoveries of $10,000 for the first quarter of 1995. Total charge-offs for the first quarter of 1996 were $46,000, compared to $37,000 for the first quarter of 1995.

                  LIQUIDITY AND CAPITAL RESOURCES

    The Company continues to maintain adequate liquidity at March 31, 1996. The Company's capital at March 31, 1996, was $7,241,211, or 7.35% of total assets.

    Bank holding companies are required to maintain certain levels of capital that are a function of the level of risk of the Company's portfolio of assets, including off-balance sheet exposures, in accordance with risk-
based  capital  guidelines  approved  by  the Federal Reserve  Board.   The
following   chart  summarizes  the  applicable  bank   regulatory   capital
requirements and the Bank's capital ratios at March 31, 1996:

BANK REGULATORY                       MINIMUM REGULATORY     BANKALABAMA AT
CAPITAL REQUIREMENTS                  REQUIREMENT            MARCH 31, 1996
- --------------------                  ------------------     --------------

Tier 1 capital to risk-adjusted            4.00%                    9.09%
assets

Total risk-based capital to risk-          8.00%                    9.90%
adjusted assets

Tier 1 capital as a % of average           4.00%                    7.22%
total assets

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

            None.

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 See attached Exhibit Index.

            (b)  Reports on Form 8-K.

                 The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 1996.

                 BANCALABAMA, INC., AND SUBSIDIARY

                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BANCALABAMA, INC.


DATE:  May 14, 1996           By:      William R. Collins
                                 --------------------------------
                                   William R. Collins
                                   Chief Executive Officer


DATE:  May 14, 1996           By:      Michael J. Williams
                                 --------------------------------
                                   Michael J. Williams
                                   Chief Financial Officer

                           EXHIBIT INDEX
                           -------------

Exhibit                Description and Form 10-Q
Number                 Page or Method of Filing

2.1 Agreement and Plan of Merger, dated as of April 26, 1996 by and between Union Planters Corporation, BancAlabama, Inc., and BNF Bancorp, Inc. - I

2.2 Stock Option Agreement, dated as of April 26, 1996, issued by BancAlabama, Inc., to Union Planters Corporation - I

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

10.9    Amendment Number One to Registrant's 1989 Nonstatutory Stock Option
        Plan - F*

10.10 Cancellation of Incentive Stock Option Agreement between Registrant and William R. Collins cancelling the Incentive Stock Option Agreement dated January 22, 1990 - F*

10.11 Cancellation of Incentive Stock Option Agreement between Registrant and Jean D. Snead cancelling the Incentive Stock Option Agreement dated January 22, 1990 - F*

10.12 Cancellation of Incentive Stock Option Agreement between Registrant and Robert F. Harwell, Jr., cancelling the Incentive Stock Option Agreement dated September 14, 1992 - F*

10.13   Nonstatutory  Stock  Option  Agreement  dated  February   1,  1995,
        granting William R. Collins an option to purchase 40,000 shares of the Registrant's Common Stock - F*

10.14   Nonstatutory   Stock  Option  Agreement  dated  February  1,  1995,
        granting Jean D. Snead an option to purchase 10,000 shares of the Registrant's Common Stock - F*

10.15   Nonstatutory  Stock  Option   Agreement  dated  February  1,  1995,
        granting Robert F. Harwell, Jr., an option to purchase 10,000 shares of the Registrant's Common Stock - F*

10.16 Amendment No. 1 to the Nonstatutory Stock Option Agreement with William R. Collins dated January 22, 1990, reducing the exercise price of such option from $11.75 per share to $10.00 per share - F*

10.17   Nonstatutory Stock Option Agreement dated July  17,  1995, granting
        Steven   R.  Townson  an  option  to  purchase  25,000  shares   of
        Registrant's Common Stock -  G*

10.18 Nonstatutory Stock Option Agreement dated December 1, 1995, granting Robert C. DeNeefe an option to purchase an aggregate of 10,000 shares of the Registrant's Common Stock - H*

10.19   Executive Benefit Agreement between BankAlabama-Huntsville and William
        R. Collins dated March 22, 1996, effective January 3, 1995 - H*

27.1    Financial Data Schedule - J

99.1 Text of press release, dated April 29, 1996, issued by BancAlabama, Inc. - I

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

     G Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, under the Securities Exchange Act of 1934.

     H Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, under the Securities Exchange Act of 1934.

     I Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission On May 9, 1996, under the Securities Exchange Act of 1934.

     J    Filed herewith.

     * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.