Form 10-Q
period 1996-06-30
BANCALABAMA INC
filed 1996-08-13
CIK 814575

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1996

                                OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from -------------- to --------------

                  -------------------------------
                  COMMISSION FILE NUMBER 33-14391
                  -------------------------------

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

                      Yes / X /     No /   /

The number of shares outstanding of each of the issuer's classes of common stock was 703,122 shares of common stock, par value $1.00, at June 30, 1996.

                     BANCALABAMA, INC., AND SUBSIDIARY
                                 FORM 10-Q
                                   INDEX
                                                                                     PAGE NUMBER
PART I               FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets as of June 30, 1996 and             3
                     December 31, 1995

                     Consolidated Statements of Operations for the Six Months        5
                     Ended June 30, 1996 and 1995

                     Consolidated Statements of Operations for the Three Months      6
                     Ended June 30, 1996 and 1995

                     Consolidated Statements of Cash Flows for the Six Months        7
                     Ended June 30, 1996 and 1995

                     Notes to Consolidated Financial Statements                      8

Item 2.              Management's Discussion and Analysis of Financial               9
                     Condition and Results of Operations


PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                               13

Item 2.              Changes in Securities                                           13

Item 3.              Defaults Upon Senior Securities                                 13

Item 4.              Submission of Matters to a Vote of Security Holders             13

Item 5.              Other Information                                               13

Item 6.              Exhibits and Reports on Form 8-K                                13

                     BANCALABAMA, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                                                     June 30, 1996            December 31, 1995
                                                                                  ------------------           -----------------
                                  ASSETS

Cash and Due from Banks                                                                  $ 4,482,693                 $ 8,214,751
                                                                                         -----------                 -----------
Earning Assets
  Federal Funds Sold                                                                     $ 3,685,000                 $ 3,247,000

  Securities Available-for-Sale, at market value, cost of
    $23,272,552 and $21,170,268 in 1996 and 1995, respectively                            22,402,152                  21,232,516

  Loans                                                                                   63,028,733                  60,496,094
    Less:  Allowance for loan losses                                                        (569,776)                   (594,095)
                                                                                         -----------                 -----------
      Net Loans                                                                          $62,458,957                 $59,901,999
                                                                                         -----------                 -----------
    Total Earning Assets                                                                 $88,546,109                 $84,381,515

Bank Premises and Equipment, net                                                           4,077,270                   3,958,489
Accrued Interest Receivable                                                                1,091,241                   1,045,517
Other Real Estate and Other Loan Assets                                                      720,070                     194,000
Deferred Income Tax Benefit                                                                        -                       8,000
Other Assets                                                                                 483,636                     144,407
                                                                                         -----------                 -----------
    Total Assets                                                                         $99,401,019                 $97,946,679
                                                                                         ===========                 ===========

See Accompanying Notes to Consolidated Financial Statements

                     BANCALABAMA, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                                                       June 30, 1996             December 31, 1995
                                                                                    ------------------           -----------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits and Interest Bearing Liabilities
  Noninterest Bearing Demand Deposits                                                    $15,333,042                 $14,820,619
  Interest Bearing Demand Deposits                                                        25,348,607                  30,737,673
  Savings deposits                                                                         3,118,690                   2,593,495
  Time deposits of $100,000 and over                                                      13,696,120                  11,738,312
  Other time deposits                                                                     33,338,020                  29,311,778
                                                                                         -----------                 -----------
    Total Deposits                                                                       $90,834,479                 $89,201,877

Federal Funds Purchased                                                                            -                           -

Debt                                                                                         811,400                     856,701
                                                                                         -----------                 -----------
    Total Deposits and Interest Bearing Liabilities                                      $91,645,789                 $90,058,578

Deferred Income Taxes Payable                                                                      -                     159,898
Accrued Expenses and Other Liabilities                                                       782,242                     609,181
                                                                                         -----------                 -----------
    Total Liabilities                                                                    $92,428,121                 $90,827,657
                                                                                         -----------                 -----------
Stockholders' Equity
  Preferred Stock, par value $1.00 per share, 500,000 authorized, no shares issued and outstanding
  Common Stock, par value $1.00 per share, 2,000,000 shares authorized,                  $         -                 $         -
    and 703,122 and 613,122 shares issued and outstanding at
    June 30, 1996 and December 31, 1995, respectively                                        703,122                     693,122
  Additional Paid-in Capital                                                               6,334,025                   6,234,025
  Unrealized Gain (Loss) on Securities Available-for-Sale, net                              (557,400)                     37,048
  Retained Earnings                                                                          493,151                     154,827
                                                                                         -----------                  ----------
    Total Stockholders' Equity                                                           $ 6,972,898                 $ 7,119,022
                                                                                         -----------                 -----------
                Total Liabilities and Stockholders' Equity                               $99,401,019                 $97,946,679
                                                                                         ===========                 ===========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995
                                    (Unaudited)
                                                                                                    1996                    1995
                                                                                              ----------              ----------
Revenue from Earning Assets
  Interest income and fees earned on loans                                                    $3,357,172              $2,797,322
  Interest earned on securities                                                                  761,099                 349,231
  Interest earned on federal funds sold                                                           80,073                  83,761
                                                                                              ----------              ----------
    Total Revenue from Earning Assets                                                         $4,198,344              $3,230,314

Interest Expense
  Interest on deposits                                                                        $1,900,779              $1,325,258
  Interest on federal funds purchased                                                              3,624                   3,384
  Interest on long-term debt                                                                      34,497                  44,754
                                                                                              ----------              ----------
    Total Interest Expense                                                                    $1,938,900              $1,373,396
                                                                                              ----------              ----------
      Net Interest Income                                                                     $2,259,444              $1,856,918

Provision for Loan Losses                                                                        119,000                 150,000
                                                                                              ----------              ----------
      Net Interest Income After Provision for Loan Losses                                     $2,140,444              $1,706,918

Noninterest Income
  Service charges, net of refunds                                                             $  431,580              $  406,915
  Gain on sales of other real estate and other loan assets, net                                       21                  33,696
  Gains on sale of loans                                                                           5,107                  17,398
  Gains (Losses) on sales of securities, net                                                       2,500                 (11,029)
  Other noninterest income                                                                        41,375                  32,984
                                                                                              ----------              ----------
      Total Noninterest Income                                                                $  480,583              $  479,964

Noninterest Expense
  Salaries and employee benefits                                                              $1,030,422              $  831,877
  Occupancy expenses                                                                             238,472                 220,915
  Other noninterest expenses                                                                     805,254                 820,731
                                                                                              ----------              ----------
      Total Noninterest Expense                                                               $2,074,148              $1,873,523
                                                                                              ----------              ----------
Income before Provision for Income Taxes                                                     $   546,879              $  313,359

Provision for Income Taxes                                                                       208,555                 107,100
                                                                                              ----------              ----------
      Net Income                                                                              $  338,324              $  206,259
                                                                                              ==========              ==========
      Earnings per share                                                                            $.48                    $.34
                                                                                              ==========              ==========
      Weighted average shares outstanding                                                        702,627                 613,122
                                                                                              ==========              ==========

See Accompanying Notes to Consolidated Financial Statements

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 and 1995
                                    (Unaudited)
                                                                                                    1996                    1995
                                                                                              ----------              ----------
Revenue from Earning Assets
  Interest income and fees earned on loans                                                    $1,681,084              $1,485,779
  Interest earned on securities                                                                  380,054                 194,419
  Interest earned on federal funds sold                                                           43,786                  49,015
                                                                                              ----------              ----------
    Total Revenue from Earning Assets                                                         $2,104,924              $1,729,213

Interest Expense
  Interest on deposits                                                                        $  959,647              $  725,461
  Interest on federal funds purchased                                                                588                     680
  Interest on debt                                                                                16,929                  22,542
                                                                                              ----------              ----------
    Total Interest Expense                                                                    $  977,164              $  748,683
                                                                                              ----------              ----------
      Net Interest Income                                                                     $1,127,760              $  980,530

Provision for Loan Losses                                                                         60,000                  60,000
                                                                                              ----------              ----------
      Net Interest Income After Provision for Loan Losses                                     $1,067,760              $  920,530

Noninterest Income
  Service charges, net of refunds                                                             $  219,481              $  204,981
  Loss on sales of other real estate and other loan assets, net                                        -                  (6,734)
  Gains on sale of loans                                                                               -                  17,398
  Gains on sales of securities, net                                                                    -                      81
  Other noninterest income                                                                        24,697                  15,118
                                                                                              ----------              ----------
      Total Noninterest Income                                                                $  244,178              $  230,844

Noninterest Expense
  Salaries and employee benefits                                                              $  526,226              $  416,414
  Occupancy expenses                                                                             117,160                 111,280
  Other noninterest expenses                                                                     452,718                 424,324
                                                                                              ----------              ----------
      Total Noninterest Expense                                                               $1,096,104              $  952,018
                                                                                              ----------              ----------
Income before Provision for Income Taxes                                                     $   215,834              $  199,356
Provision for Income Taxes                                                                        90,255                  55,000
                                                                                              ----------              ----------
      Net Income                                                                              $  125,579              $  144,356
                                                                                              ==========              ==========
      Earnings per share                                                                            $.18                    $.24
                                                                                              ==========              ==========
      Weighted average shares outstanding                                                        703,122                 613,122
                                                                                              ==========              ==========

                         BANCALABAMA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (Unaudited)
                                                                                                      1996                    1995
                                                                                             -------------            ------------
Cash flows from operating activities:
  Net Income                                                                                 $     338,324            $    206,259
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                                                      119,000                 150,000
    Depreciation                                                                                   195,322                 152,323
    Provision for deferred income taxes                                                                  -                  50,000
    Net discount accretion on securities                                                           (11,777)                      -
    (Gains) losses on sales of securities, net                                                      (2,500)                 11,029
    Gains on sales of loans                                                                         (5,107)                (17,398)
    Gains on sales of other real estate and other loan assets, net                                     (21)                (33,696)
    Decrease (increase) in assets:
      Accrued interest receivable                                                                  (45,724)               (162,376)
      Other assets                                                                                 (18,229)                169,707
    Increase in liabilities:
      Accrued expenses and other liabilities                                                        43,470                 182,586
                                                                                             -------------            ------------
Net cash provided by operating activities                                                    $     612,758            $    708,434

Cash flows from investing activities:
  Proceeds from the sales of securities                                                      $   1,002,500            $  4,835,984
  Proceeds from the maturities of securities                                                     4,000,000                       -
  Proceeds from the sales of loans                                                                       -                 492,213
  Proceeds from sales of other real estate and other loan assets, net                               40,375                 206,188
  Purchase of securities                                                                        (7,090,507)             (9,649,379)
  Loans made to customers and acquired loans in excess of principal
     collected on loans                                                                         (3,242,382)             (7,421,355)
  Purchases of bank premises and equipment                                                        (314,103)               (257,720)
                                                                                             -------------             ------------
Net cash used in investing activities                                                        $  (5,604,117)           $(11,794,069)

Cash flows from financing activities:
  Net proceeds from certificates of deposit                                                  $   5,984,050            $ 10,825,024
  (Decrease) increase in demand deposits and savings accounts                                   (4,351,448)              9,326,161
  Decrease in federal funds purchased                                                                    -              (2,980,000)
  Principal payments on long-term debt                                                             (45,301)                (35,283)
  Proceeds from the issuance of common stock                                                       110,000                       -
                                                                                             -------------            ------------
Net cash provided by financing activities                                                    $   1,697,301            $ 17,135,902
                                                                                             -------------            ------------
Net (Decrease) Increase in Cash and Cash Equivalents                                         $  (3,294,058)           $  6,050,267

Cash and Cash Equivalents - Beginning of Period                                                 11,461,751               5,096,029
                                                                                             -------------            ------------
Cash and Cash Equivalents - End of Period                                                    $   8,167,693            $ 11,146,296
                                                                                             =============            ============

See Accompanying Notes to Consolidated Financial Statements

                 BANCALABAMA, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of June 30, 1996
                         (Unaudited)

Note 1 - Summary of Significant Accounting Policies

In the opinion of Management, the accompanying unaudited consolidated finan-cial statements contain all adjustments necessary for the fair presentation of the financial position and results of operations of BancAlabama, Inc. (the "Company").

The accounting policies followed  by the Company are set forth in Note 1 of the
Company's  financial  statements   contained   in   the  Annual  Report to
shareholders for the year ended December 31, 1995, which should be read in conjunction with these interim financial statements.

Certain prior period amounts have been reclassified to conform with the June 30, 1996 presentation.

Note 2

The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 3 - Subsequent Event

On April 26, 1996, the Company and Union Planters Corporation of Memphis, Tennessee ("UPC") executed a definitive merger agreement which calls for the acquisition of the Company by UPC. Each outstanding share of the Company's common stock would be exchanged for .5907 of a share of UPC common stock.

Consummation of the transaction is subject to approval by the Company's shareholders and by regulatory authorities, among other conditions. The transaction is expected to be completed during the fourth quarter of 1996.

                 BANCALABAMA, INC., AND SUBSIDIARY

           Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

    On April 26, 1996, the Company and Union Planters Corporation of Memphis, Tennessee ("UPC") executed a definitive merger agreement which calls for the acquisition of the Company by UPC. Each outstanding share of the Company's common stock would be exchanged for a .5907% share of UPC common stock. At June 30, 1996, there was 703,122 shares of the Company's common stock outstanding. Consummation of the transaction is subject to approval by the Company's shareholders and by regulatory authorities, among other conditions. The transaction is expected to be completed during the fourth quarter of 1996.

                       RESULTS OF OPERATIONS

     For the first six months of 1996, the Company reported net income of $338,324, or $.48 per share, compared to net income of $206,259, or $.34 per share, for the first six months of 1995. For the quarter ended June 30, 1996, the Company reported net income of $125,579, or $.18 per share, compared to net to net income of $144,356, or $.24 per share, for the quarter ended June 30, 1995.

     The increase in net income for the first six months of 1996, as compared to 1995, is attributable to increased net interest income and a lower provision for loan losses. These improvements were partially offset by higher noninterest expense and an increase in the provision for income taxes attributable to the higher level of income. These same changes occurred during the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995, except for a comparable provision for loan losses and a larger increase in noninterest expense, attributable to salary and employee benefits and other noninterest expenses.

     The Company's net interest income for the first six months of 1996 increased by $402,526, or 22% as compared to the first six months of 1995. The increase resulted from the additional income on the interest rate spread from the higher average balance in deposits which were utilized to increase interest earning assets. Interest income and fees on loans increased 20% from the first six months of 1995 to the first six months of 1996, while interest income on securities increased 118% during the same period. Interest expense on deposits increased 43% from the first six months of 1995 to the first six months of 1996, while interest expense on debt decreased 23% for the same period.

     The average balance of securities increased 97% from the first six months of 1995 to the first six months of 1996, while the average balance of loans also increased 26% for the same period. The average balance of interest bearing liabilities increased 32% from the first six months of 1995 to the first six months of 1996.

     The increase in deposits during the previous year is primarily the result of Management's efforts to attract additional deposits to the Bank through expanding relationships with existing customers and establishing relationships with new customers. Competitive rates were offered on interest bearing deposits, resulting in the large increase in time deposits. The Bank also offered new and innovative products which attracted the attention of depositors and contributed to the increase in deposits during the previous year. This increase in deposits resulted in greater liquidity with which to increase the balance of loans, to purchase additional securities, and to increase the balance of federal funds sold. This has contributed to the increase in net interest income.

         Net interest income for the second quarter of 1996 was $1,127,760, compared to $980,530 for the second quarter of 1995. The changes in net interest income for the second quarter are comparable to the changes in net interest income for the first six months from year-to-year.

    Noninterest income during the first six months of 1996 was approximately equal to noninterest income for the first half of 1995. Increases in service charge income, gains on sales of securities and other noninterest income were offset by decreases from gains on sales of other real estate and other loan assets and gains on sales of loans. The decrease in gains on sales of other real estate and other loan assets results substantially from the sale of one parcel of other real estate during the first quarter of 1995, which accounted for almost the entire gain reported in the first six months of 1995. The reasons for the increase in noninterest income for the second quarter of 1996, from the second quarter of 1995, are comparable to the changes presented for the six month period from year-to-year.

    Noninterest expense increased 11% during the first six months of 1996, compared to the first six months of 1995. Salary and employee benefits continued at a level higher than the prior year primarily due to increased levels of staffing associated with the expansion of the real estate division in December 1995 and the opening of the Big Cove branch in January 1996. Occupancy expenses increased due to the opening of the Big Cove branch and the temporary relocation of the Logan Drive branch due to a supermarket remodeling. These increases were offset by a decrease in other noninterest expenses. The most significant component of the reduction is a decrease in Federal Deposit Insurance Corporation insurance premiums, which was originally implemented during the third quarter of 1995. While a reduction in legal fees during the first quarter of 1996 also contributed to lower other noninterest expenses, legal and professional fees primarily associated with the proposed merger with UPC, resulted in an increase in other noninterest expenses during the second quarter of 1996, as compared to the second quarter of 1995.

    The Company recorded a provision for income taxes of $208,555 for the first six months of 1996, compared to a provision of $107,100 for the first half of 1995. The increase in the provision results from the increase in income before taxes.

                        FINANCIAL CONDITION

    The  total  assets  of the  Company increased  $1,454,340, or 1.5%,  from
$97,946,679 at December 31, 1995  to $99,401,019  at  June 30, 1996.   On  a
consolidated basis, cash was used in investing activities with a significantly lesser amount provided by operating and financing activities. As presented in the consolidated statement of cash flows, proceeds from sales and maturities of securities, as well as net proceeds from certificates of deposit, and the issuance of common stock were used for purchases of securities, to make loans, and for the purchases of bank premises and equipment. Significantly smaller proceeds resulted from the sales of other real estate and other loan assets, as well as smaller amounts used in principal payments on debt. Bank premises and equipment increased as a result of the completion of the Big Cove branch and the build-out of the second floor at the Main Office. The balance of other real estate and other loan assets increased as a result of the transfer of properties from nonaccrual loans which the Bank obtained through foreclosure.

    The amortized cost and estimated market values of securities available-for-sale as of June 30, 1996 were as follows:

                                                                    Gross           Gross
                                               Amortized        Unrealized     Unrealized       Estimated
                                                    Cost             Gains         Losses     Market Value
                                              ----------        ----------     ----------     ------------

U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies   $22,882,576       $    563       $(871,081)      $22,012,058

Obligations of states and political
 subdivisions                                      12,420          2,569               -            14,989

Mortgage-backed securities                        377,556              -          (2,451)          375,105
                                              -----------       --------       ----------      -----------
  Total                                       $23,272,552       $  3,132       $(873,532)      $22,402,152
                                              ===========       ========       ==========      ===========

                       NON-PERFORMING ASSETS

   Non-performing   assets   include  non-accrual  loans,  accruing   loans
contractually past due 90 days or more, restructured loans, other real estate and repossessed assets. Non-performing assets increased during the first six months of 1996 from a December 31, 1995 balance of $931,000 to a June 30, 1996 balance of $1,180,000. The following table sets forth non- performing assets of the Company:


                                           June 30, 1996     March 31, 1996   December 31, 1995
                                           --------------    --------------   -----------------

Accruing loans past due 90 days or more    $   303,000         $  224,000        $  164,000

Non-Accrual loans                              157,000            234,000           573,000

Restructured loans                                   -(1)               -(1)              -(1)

Other real estate and other loan assets        720,000            544,000           194,000
                                            ----------         ----------        ----------
Total Non-Performing Assets                 $1,180,000         $1,002,000        $  931,000
                                            ==========         ==========        ==========

- ---------------
(1) Excludes restructured loans which were renegotiated at market interest rates.

    As of June 30, 1996, the allowance for loan losses was $569,776, or .90% of total loans, compared to $618,174, or .98% of total loans, at March 31, 1996, and $594,095, or .98% of total loans, at December 31, 1995. In the first six months of 1996, the Company made additional provisions to the allowance for loan losses totalling $119,000 compared to a provision of $150,000 for the first six months of 1995. Charge-offs for the first six months of 1996 totalled $187,000, compared to charge-offs of $78,000 for the first six months of 1995. Recoveries for the first six months of 1996 totalled $44,000, compared to recoveries of $25,000 for the first six months of 1995.

    The Company provided $60,000 to the allowance for loan losses in the second quarter of 1996, compared to a provision of $60,000 in the second quarter of 1995. Charge-offs for the second quarter of 1996 totalled $141,000, compared to charge-offs which totalled $41,000 for the second quarter of 1995. Recoveries for the second quarter of 1996 totalled $33,000, compared to recoveries of $5,000 for the second quarter of 1995.

                  LIQUIDITY AND CAPITAL RESOURCES

    The Company continues to maintain adequate liquidity at June 30, 1996. The Company's capital at June 30, 1996, was $6,972,898, or 7.01% of total assets.

    Bank holding companies are required to maintain certain levels of capital that are a function of the level of risk of the Company's portfolio of assets, including off-balance sheet exposures, in accordance with risk-
based  capital  guidelines  approved  by  the Federal Reserve  Board.   The
following   chart  summarizes  the  applicable  bank   regulatory   capital
requirements and the Bank's capital ratios at June 30, 1996:

BANK REGULATORY                       MINIMUM REGULATORY     BANKALABAMA AT
CAPITAL REQUIREMENTS                  REQUIREMENT            JUNE 30, 1996
- --------------------                  ------------------     --------------

Tier 1 capital to risk-adjusted            4.00%                   9.06%
assets

Total risk-based capital to risk-          8.00%                   9.79%
adjusted assets

Tier 1 capital as a % of average           4.00%                   7.19%
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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On April 9, 1996, the Annual Meeting of the Shareholders of BancAlabama, Inc. was held.

            At such meeting, James E. Campbell, William R. Collins and Paul W. Thompson were elected to the Board of Directors to serve until the 1999 Annual Meeting.

            Browder & Associates, P.C., were ratified as the Company's independent public accountants for the fiscal year ending December 31, 1996.

Item 5.     OTHER INFORMATION

            None.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 See attached Exhibit Index.

            (b)  Reports on Form 8-K.

                 The Registrant filed a Current Report of Form 8-K, dated May 9, 1996, reporting, pursuant to Item 5 thereof, the execution of a definitive merger agreement which calls for the acquisi-tion of the Registrant by Union Planters Corporation.

                 BANCALABAMA, INC., AND SUBSIDIARY

                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BANCALABAMA, INC.


DATE:  August 13, 1996        By:  William R. Collins
                                 --------------------------------
                                   William R. Collins
                                   Chief Executive Officer


DATE:  August 13, 1996        By:   Michael J. Williams
                                 --------------------------------
                                   Michael J. Williams
                                   Chief Financial Officer

                           EXHIBIT INDEX
                           -------------

Exhibit
Number                 Description and Method of Filing
- -------                --------------------------------
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

27.1    Financial Data Schedule - J

99.1    Text of press release, dated April 29, 1996, issued by BancAlabama,
        Inc. - I
- ----------
     A Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, File No. 33-14391.

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